Form 10-Q
period 2000-11-30
SIERRA GIGANTE RESOURCES INC
filed 2001-01-18
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
<P>
                        FORM 10-QSB
<P>
                        (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
<P>
     For the quarterly period ended November 30, 2000
<P>
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
<P>
     For the transition period from       to
<P>
Commission File No.
<P>
             SIERRA GIGANTE RESOURCES, INC.
             ------------------------------
    (Exact name of small business issuer as specified
                   in its charter)
<P>
Nevada                                     88 395714
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)
<P>
Suite 1000, 355 Burrard Street, Vancouver, BC, Canada V6C
2G8
--------------------------------------------------------
         (Address of principal executive offices)
<P>
                     (604) 608-6169
                     --------------
      (Issuer's telephone number, including area code)
<P>
     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
<P>
                  YES    X        NO
                      -------         -------
<P>
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 17, 2001 - 11,734,397 shares of common stock, $.001 par value.
<P>
Transitional Small Business Disclosure Format (Check One):
                       Yes [   ] No [X].
<P>

                                       INDEX
PART I   Financial Information                                              Page
<P>
Item 1.   Consolidated Financial statements                                   2
--------------------------------------------
<P>
Consolidated Balance Sheets as of November 30, 2000 (unaudited)
 and May 31, 2000 (audited)                                                   3
<P>
Consolidated Statements of Operations for the three months and
 six months ended November 30, 2000 and 1999 (unaudited)                      4
<P>
Consolidated Statements of Cash Flows for the six months ended
 November 30, 2000 and 1999 (unaudited)                                       5
<P>
Notes to the Consolidated Financial Statements (unaudited)                    6
<P>
Item 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                           11
---------------------------------------------------------------------
<P>
PART II   Other Information                                                  12
<P>
Signatures                                                                   13

PART I     Financial Information
<P>
Item 1. Consolidated Financial Statements
-----------------------------------------
<P>

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
                                                           November 30,     May 31,
                                                              2000           2000
                                                               $              $
                                                           (unaudited)     (audited)
                                     Assets
Current Assets
   Cash                                                       1,085          3,586
   Prepaid expenses and other current assets                  2,134          2,138
                                                      ---------------------------------
                                                              3,219          5,724
<P>
Property, Plant and Equipment [Note 3]                       77,771        103,187
Mineral Properties [Note 4]                                       1              1
                                                      ---------------------------------
                                                             80,991        108,912
                                                      =================================
<P>
                            Liabilities and Stockholders' Equity
<P>
Current Liabilities
   Accounts payable                                          87,108         11,036
   Accrued liabilities                                        3,843
   Due to related parties [Note 5]                          125,960         31,841
                                                      ---------------------------------
                                                            216,911         42,877
                                                      ---------------------------------
Contingent Liability [Note 1]
Commitments [Note 4]
<P>
Stockholders' Equity (Deficit)
<P>
   Common stock - 25,000,000 shares authorized
   at $.001 par value, 11,734,397, and 11,647,063
   issued and outstanding, respectively                      11,734         11,647
<P>
   Additional paid-in capital                               345,131        412,018
<P>
   Common stock paid for but unissued                                       12,200
<P>
   Deficit accumulated during the development stage        (492,785)      (369,830)
                                                      ---------------------------------
                                                           (135,920)        66,035
                                                      ---------------------------------
                                                             80,991        108,912
                                                      =================================
(See accompanying notes)


Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
                             Accumulated from          Three Months           Six Months
                               June 3, 1998               Ended                 Ended
                            (Date of Inception)        November 30,          November 30,
                            to November 30, 2000     2000         1999     2000      1999
                                     $                 $            $        $        $
                                (unaudited)             (unaudited)         (unaudited)
<P>
Revenues
-----------------------------------------------------------------------------------------
Expenses
   General and Administrative
   Accounting and legal            64,331         10,457       4,710     15,356    31,805
   Bank charges and interest        2,979          1,259         358      1,874       553
   Consulting                     117,114         14,500       9,522     26,500    14,087
   Depreciation                     1,387            208         208        416       416
   Investor relations              15,000           -                    15,000
   Office, telephone and rent      59,207          9,165       5,242     17,761    11,911
   Transfer agent and regulatory    2,437            280         327        548     1,464
-----------------------------------------------------------------------------------------
                                  262,455         35,869      20,367     77,455    60,236
-----------------------------------------------------------------------------------------
   Selling and Marketing
   Advertising                      4,218                                           4,218
   Travel and promotion            29,646          5,576       4,353      6,761    20,237
-----------------------------------------------------------------------------------------
                                   33,864          5,576       4,353      6,761    24,455
-----------------------------------------------------------------------------------------
   Product Development
   Consulting                      10,646            828                  4,536
   Depreciation                    25,000         12,500                 25,000
   Internet and Web Site            7,047          5,334                  5,882
-----------------------------------------------------------------------------------------
                                   42,693         18,662                 35,418
-----------------------------------------------------------------------------------------
   Exploration Costs
   General exploration             31,384                                 3,321        11
   Mineral properties
     written-off                  122,389
-----------------------------------------------------------------------------------------
                                  153,773                                 3,321        11
-----------------------------------------------------------------------------------------
Total Expenses                    492,785         60,107      24,720    122,955    84,702
-----------------------------------------------------------------------------------------
Net Loss For The Period          (492,785)       (60,107)    (24,720)  (122,955)  (84,702)
==========================================================================================
Basic Net Loss Per Share                         (0.0051)    (0.0001)   (0.0105)  (0.0082)
==========================================================================================
Weighted Average Shares Outstanding          11,734,000  11,041,000  11,704,000 10,375,000
==========================================================================================
Diluted net loss per share has not been disclosed as the result is anti-dilutive.
<P>
(See accompanying notes)


Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
                                                      Six Months
                                                         Ended
                                                      November 30,
                                                   2000          1999
                                                     $            $
                                                      (unaudited)
Cash Flows from Operating Activities:
   Net loss                                      (122,955)     (84,702)
   Adjustment to reconcile net loss to cash
     Depreciation and amortization                 25,416          416
     Acquisition of company [Note 1]              (90,000)
   Changes to non-cash working capital items
     Decrease in prepaid expenses and other
      current assets                                    4          600
     Increase in accounts payable                  79,915       11,295
-------------------------------------------------------------------------------
Net Cash Used in Operating Activities            (107,620)     (72,391)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from related party loans                94,119       22,306
  Proceeds from notes payable                                  121,500
  Proceeds from issuance of shares                 11,000        2,000
-------------------------------------------------------------------------------
Net Cash Provided by Financing Activities         105,119      145,806
-------------------------------------------------------------------------------
Cash Flows to Investing Activities:
  Acquisition of property, plant and equipment                  (1,898)
  Mineral property costs                                       (75,412)
-------------------------------------------------------------------------------
Net Cash Used in Investing Activities                          (77,310)
-------------------------------------------------------------------------------
Decrease in Cash During the Period                 (2,501)      (3,895)
<P>
Cash - Beginning of Period                          3,586        8,975
-------------------------------------------------------------------------------
Cash - End of Period                                1,085        5,080
===============================================================================
Non-Cash Financing Activities
  The Company issued 10,000 shares valued at a
  nominal rate to acquire a company                    10
===============================================================================
Supplemental Disclosures:
  Interest paid                                     1,009
  Income taxes paid
===============================================================================
(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
<P>
1. Nature of Operations and Continuance of Business Sierra Gigante Resources, Inc. (the "Company") was incorporated on June 3, 1998, in the State of Nevada. The Company currently has yet to generate any revenues and in accordance with SFAS #7, is considered a development stage company.
<P>
From inception to March 14, 2000 the Company was actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper, zinc and/or other mineral deposits. The Company operated its preliminary business as an exploration stage company with the intent to receive income from property sales, joint ventures or other business arrangements with larger companies, rather than developing and placing its properties into production on its own.
<P>
Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 the Company acquired an Internet Web Site from Isoplus Quality Systems Ltd. of Vancouver, BC ("Isoplus"). Isoplus developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. The Company intends to develop a compelling environment to foster a large and growing commerce-oriented auction Web Site under the brand name "B2Bauctionworld.net". The Company arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant.
<P>
Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective September 12, 2000, the Company acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of the Company valued at a nominal $10. The Company has paid $5,000 as a down payment and management is in the process of raising funds to pay the balance.
<P>
The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and the Company on September 12, 2000.
<P>
Upon effectiveness of the acquisition, the Company elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 ("the Act") and elects to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name of the Company. The Company's officers and directors will become the officers and directors of Anmore Management Inc. Shares of the Company currently trade on PinkSheets under the ticker symbol "SGIG".
<P>
The $90,000 will be treated for accounting purposes, as a reduction of the additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.
<P>
The Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses and will require significant capital to execute upon its business plan to bring its new business to market. These factors raise substantial doubt as to the ability to continue operations. These financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits.
<P>
2.     Summary of Significant Accounting Policies
<P>
Consolidated Financial Statements
<P>
These consolidated financial statements include the accounts of the Company and its wholly-owned US subsidiary, Anmore Management Inc.
<P>
Use of Estimates and Assumptions
<P>
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
<P>
Property, Plant and Equipment
<P>
Office equipment is recorded at cost. Depreciation is computed on a straight-line basis using an estimated useful life of five years.
<P>
Internet Web Site is recorded at cost. Amortization is computed on a straight-line basis using an estimated useful life of two years.
<P>
Year End
<P>
The Company's fiscal year end is May 31.
<P>
Adjustments
<P>
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.
<P>
3.     Property, Plant and Equipment

                                                      November 30,     May 31,
                                                         2000           2000
                                        Accumulated    Net Book       Net Book
                               Cost     Amortization     Value         Value
                                $            $             $             $
                                                      (unaudited)     (audited)
<P>
Internet Web Site             100,000     25,000         75,000        100,000
Office equipment                4,158      1,387          2,771          3,187
-------------------------------------------------------------------------------------
                              104,158     26,387         77,771        103,187
=====================================================================================

<P>
Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 the Company acquired an Internet Web Site from Isoplus Quality Systems Ltd. of Vancouver, BC ("Isoplus"). Isoplus developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. The Company arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus has also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant.
<P>
4.     Mineral Properties

                                                 November 30,     May 31,
                                                     2000          2000
                                                      $              $
                                                 (unaudited)     (audited)
<P>
     Acquisition costs                              33,333          33,333
     Exploration and title maintenance costs        89,057          89,057
     Less written-off to operations               (122,389)       (122,389)
-------------------------------------------------------------------------------
                                                         1               1
===============================================================================

<P>
On April 20, 1999, the Company entered into a purchase/option agreement for 100% equity in NPR (USA) Inc.
(NPR). NPR, incorporated in Utah, is the registered and beneficial owner of a 100% undivided interest in 17 patented and 40 unpatented contiguous mining claims in the Fish Springs Mining District in Utah. The agreement calls for the Company to make payments, payable in Canadian dollars, for the purchase of NPR (USA) Inc. totalling Cnd$500,000 (US$333,333), and for the Company to expend a minimum of Cnd$1,500,000 (US$1,000,000) in exploration expenditures on the property over a four year period.
The following is a schedule of annual payments to be made by the Company:

                                                 Minimum
                                   Equity        Exploration
                                   Payments      Expenditures
        Payment Due Date              $               $
        April 20, 1999 (paid)       33,333
        October 20, 2000            66,667         133,333
        October 20, 2001           100,000         200,000
        October 20, 2002           133,333         333,333
        October 20, 2003                           333,334
        ------------------------------------------------------
        Total                      333,333       1,000,000
        ======================================================

<P>
The agreement has a provision that provides for a vesting of equity based on a proportional amount paid once the Company has made a minimum of $100,000 in aggregate equity payments and a minimum of $133,333 in exploration expenditures.
On July 28, 2000, the Company terminated the purchase/option agreement as a result, as at May 31, 2000, the Company wrote off $122,389 to operations leaving a nominal $1 net book value.
<P>
5.     Due to Related Parties
<P>
Amounts owing to related parties are unsecured, due on demand and non-interest bearing except for $56,000 which bears interest at prime plus 1%.
<P>
6.     Stock Option Plan
<P>
On August 2, 1999, the Company reserved 1,104,139 shares pursuant to a stock option plan. On August 2, 1999 the Company granted stock options to certain officers, directors and employees to acquire 1,104,139 shares at $0.10 per share expiring August 2, 2000. During the year the Company extinguished stock options to two directors to acquire 320,828 shares.
<P>
On March 14, 2000 the Company issued to a certain employee to acquire 50,000 shares at $0.40 per share expiring March 14, 2002.
<P>
6.     Stock Option Plan (continued)
The weighted average number of shares under option and option price for the year ended May 31, 2000 is as follows:

                                      November 30, 2000          May 31, 2000
                                      -----------------          ------------
                                         (unaudited)               (audited)
                                      Shares      Option        Shares       Option
                                   under option   Price        under option  Price
                                        #           $              #           $
Beginning of period                  783,311        .10
Granted                               50,000        .40         1,104,139       .10
Exercised
Cancelled                                                         320,828      (.10)
Lapsed                              (783,311)      (.10)
---------------------------------------------------------------------------------------
End of period                         50,000        .40           783,311       .10

<P>
There were no options granted at anytime during fiscal 1999. The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.
<P>
The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model: risk free interest rate was 5.0%, expected volatility of 100%, an expected option life of one year and no expected dividends. If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the following period would have been as follows:
<P>

                                        November 30,       August 31,
                                           2000             2000
                                             $                 $
                                        (unaudited)       (unaudited)
Net loss
     As reported                        (144,035)          (58,228)
     Pro forma                          (151,485)          (64,298)
Basic net loss per share
     As reported                            (.01)             (.01)
     Pro forma                              (.01)             (.01)

<P>
7.     Segmented Information
<P>
The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.
<P>
The business of the Company is carried on in two industry segments one being an exploration stage company in mineral properties and the other being the development of an E-commerce Web Site specializing in industrial auction services to individual and corporate subscribers.
<P>
The Company operates in two geographic segments, one being Canada, located in Vancouver, BC and the other being the United States, located in Fish Springs, Utah.
<P>
The Company's head office is in Vancouver, BC, Canada. The head office does not conduct any business specifically related to mineral properties and the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $112,965 (1999 - $72,035) relating to such activities. The net loss relating to general exploration costs in the United States amounted to $11 (1999 - $28,052). The net loss relating to Internet activities in Canada amounted to $7,275 (1999 - $Nil).
<P>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------
<P>
Management's Discussion
------------------------
<P>
Forward Looking Statements
--------------------------
<P>
This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.
<P>
Overview
--------
<P>
Sierra Gigante Resources, Inc. (the "Company" or "we") was incorporated on June 3, 1998, in the State of Nevada. We currently have yet to generate any revenues and in accordance with SFAS #7, we are considered a development stage company.
<P>
From inception to March 14, 2000 we actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper, zinc and/or other mineral deposits. We operated our preliminary business as an exploration stage company with the intent to receive income from property sales, joint ventures or other business arrangements with larger companies, rather than developing and placing its properties into production on our own.
<P>
Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 we acquired an Internet Web Site from Isoplus Quality Systems Ltd. of Vancouver, BC ("Isoplus"). Under the brand name "B2Bauctionworld.net," Isoplus has developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. We arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant.
<P>
Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective September 12, 2000, we acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of the Company valued at a nominal $10. We paid $5,000 as a down payment and we are in the process of raising funds to pay the balance.
<P>
The acquisition was approved by our Board of Directors and a majority of the shareholders of both Anmore Management Inc. and the Company on September 12, 2000.
<P>
Upon effectiveness of the acquisition, the Company became the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 ("the Act") and elected to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name of the Company. The Company's officers and directors will become the officers and directors of Anmore Management Inc. Shares of the Company currently trade on PinkSheets under the ticker symbol "SGIG".
<P>
The $90,000 will be treated for accounting purposes, as a reduction of the additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.
<P>
Results of operations for the six months ended November 30, 2000 ("2000") compared to the six months ended November 30, 1999 ("1999")
-----------------------------------------------------------
<P>
There were no revenues during 2000 and 1999.
<P>
The net loss in 2000 increased by $38,000 to $123,000
compared to $85,000 in 1999.
<P>
There was an increase in administrative expenses by $17,000 to $77,000 from $60,000 due to an investor relations contract with the Rowe Group whereby the Company paid $15,000 and cancelled the contract.
<P>
The Web Site was worked on during 2000 including $10,000 of consulting and web site costs. A total of $25,000 of the recorded purchase price of the Web Site was amortized to operations. No similar amounts were incurred in 1999.
<P>
Results of operations for the three months ended November 30, 2000 ("2000") compared to the three months ended November 30, 1999 ("1999")
---------------------------------------------------------
<P>
There were no revenues during 2000 and 1999.
<P>
The net loss in 2000 increased by $35,000 to $60,000
compared to $25,000 in 1999.
<P>
There was an increase in administrative expenses by $16,000 to $36,000 from $20,000 due to an investor relations contract with the Rowe Group whereby the Company paid $15,000 and cancelled the contract.
<P>
The Web Site was worked on during 2000 including $6,000 of consulting and web site costs. A total of $12,500 of the recorded purchase price of the Web Site was amortized to operations. No similar amounts were incurred in 1999.
<P>
Liquidity
---------
<P>
During the six months ended November 30, 2000, we financed our operations from proceeds from our President and a shareholder totalling $94,000 and from issuing shares for $11,000. The related parties have indicated that they will not be demanding repayment of these funds until sufficient excess funds are available over and above the requirements for the next twelve months.
<P>
All funds raised were spent on operating activities as to
$107,000.
<P>
As at November 30, 2000 we had a cash balance of $1,000 and current liabilities of $90,000 (not including the amount owing to the President and a shareholder) for a working capital deficit of $89,000. This working capital position is not adequate to meet overhead and development costs for the next twelve months.
<P>
We do not have significant cash or other material assets, nor do we have an established source of revenues needed to cover our operating costs and to allow us to continue as a going concern. We have ongoing overhead expenses and we will require significant capital to execute upon our business plan to bring our new business to market. These factors raise substantial doubt as to the ability to continue operations. These financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits.
<P>
PART II.  Other Information
<P>
Item 1.  Legal Proceedings
--------------------------
None.
<P>
Item 2.  Changes in Securities
------------------------------
See Item 4. below.
<P>
Item 3.  Defaults upon Senior Securities
----------------------------------------
None.
<P>
Item 4.  Submissions of Matters to a Vote of Security
         Holders
------------------------------------------------------
Effective September 12, 2000, a majority of the shareholders of the Company approved an Agreement and Plan of Merger with Anmore Management Inc. and the issuance of 10,000 shares of the Company to Anmore Management Inc. shareholders in accordance therewith.
<P>
Item 5.  Other Information
---------------------------
None
<P>
Item 6.  Exhibits and Reports on Form 8 K
------------------------------------------
On September 22, 2000, the Company filed an 8-K12G3 with the Securities and Exchange Commission. (SEC File No. 000-31611)
<P>
                        Signatures
<P>
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
<P>
Dated: January 17, 2001     SIERRA GIGANTE RESOURCES, INC.
<P>
                            By:/s/ Raymond Merry
                            -----------------------------
                                Raymond Merry, President
<P>