Form 10QSB
period 2001-02-28
SIERRA GIGANTE RESOURCES INC
filed 2001-04-12
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2001
                               -----------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------     --------

Commission File No. 000-31611
                   -----------

                         SIERRA GIGANTE RESOURCES, INC.

        (Exact name of small business issuer as specified in its charter)

              NEVADA                           88-395714
         -----------------                   -------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

              SUITE 1000, 355 BURRARD STREET, VANCOUVER, BC V6C 2G8
                    (Address of principal executive offices)

                                 (604) 608-6169
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X     NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 12, 2001 - 11,734,397 shares of common stock, no par value.

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X].

                                      INDEX

PART I -- FINANCIAL INFORMATION PAGE

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  2
-------  ---------------------------------

                                                                                                       PAGE
Consolidated Balance Sheets as of February 28, 2001 (unaudited) and May 31, 2000 (audited)                3

Consolidated Statements of Operations for the three months and nine months ended
     February 28, 2001 and 2000 (unaudited)                                                               4

Consolidated Statements of Cash Flows for the nine months ended February 28, 2001 and 2000 (unaudited)    5

Notes to the Consolidated Financial Statements (unaudited)                                                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONs
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                                                     9-10
         -------------------------

PART II -- OTHER INFORMATION                                                                             11

Signatures                                                                                               12

PART I            FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                                          February 28,        May 31,
                                                              2001             2000
                                                                $                $
                                                         (unaudited)        (audited)
                                                         -----------        ---------
                         Assets
Current Assets

     Cash                                                       351            3,586
     Prepaid expenses and other current assets                2,083            2,138
                                                            -------           ------
                                                              2,434            5,724
Property, Plant and Equipment [NOTE 3]                       65,063          103,187
Mineral Properties [NOTE 4]                                       1                1
                                                            -------           ------

                                                             67,498          108,912
                                                           ========           ======

    Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                        91,009           11,036
     Accrued liabilities                                      3,683                -
     Notes payable [NOTE 5]                                  56,000                -
     Due to related parties [NOTE 6]                         91,951           31,841
                                                            -------           ------

                                                            242,643           42,877
                                                            -------           ------

Commitment and Contingent Liability [NOTE 1]

Stockholders' Equity (Deficit) Common stock -
  25,000,000 shares authorized at
  $.001 par value, 11,734,397, and 11,647,063

     issued and outstanding, respectively                    11,734           11,647
     Additional paid-in capital                             345,131          412,018
     Common stock paid for but unissued                           -           12,200
     Deficit accumulated during the development stage      (532,010)        (369,830)
                                                            -------           ------
                                                           (175,145)          66,035
                                                            -------           ------
                                                             67,498          108,912
                                                           ========           ======

                            (See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

                                         Accumulated from            Three Months                Nine months
                                           June 3, 1998                 Ended                       Ended
                                        (Date of Inception)         February 28,                February 28,
                                       to February 28, 2001       2001           2000         2001           2000
                                                 $                 $              $            $              $
                                          (unaudited)               (unaudited)                  (unaudited)

Revenues                                        -                    -              -             -             -

Expenses

   General and Administrative

   Accounting and legal                   67,800                3,469          1,725        18,825         33,530
   Bank charges and interest               4,378                1,399            133         3,273            686
   Consulting                            129,114               12,000         12,959        38,500         27,046
   Depreciation                            1,595                  208            208           624            624
   Investor relations                     15,660                  660              -        15,660              -
   Office, telephone and rent             67,658                8,451          8,779        26,212         20,690
   Transfer agent and regulatory           2,620                  183            432           731          1,896
                                        --------              -------        -------      --------       --------

                                         288,825               26,370         24,236       103,825         84,472
                                        --------              -------        -------      --------       --------
   Selling and Marketing

   Advertising                             4,218                    -              -             -          4,218
   Travel and promotion                   29,557                  (89)        (1,044)        6,672         19,193
                                        --------              -------        -------      --------       --------

                                          33,775                  (89)        (1,044)        6,672         23,411
                                        --------              -------        -------      --------       --------

   Product Development

   Consulting                             11,040                  394              -         4,930              -
   Depreciation                           37,500               12,500              -        37,500              -
   Internet and Web Site                   7,097                   50              -         5,932              -
                                        --------              -------        -------      --------       --------

                                          55,637               12,944              -        48,362              -
                                        --------              -------        -------      --------       --------

   Exploration Costs

   General exploration                    31,384                    -            153         3,321            164
   Mineral properties written-off        122,389                    -              -             -              -
                                        --------              -------        -------      --------       --------

                                         153,773                    -            153         3,321            164
                                        --------              -------        -------      --------       --------

Total Expenses                           532,010               39,225         23,345       162,180        108,047
                                        --------              -------        -------      --------       --------

Net Loss For The Period                 (532,010)             (39,225)       (23,345)     (162,180)      (108,047)
                                        ========              =======        =======      ========       ========

Basic Net Loss Per Share                                      (0.0033)       (0.0021)      (0.0138)       (0.0010)
                                                           ==========     ==========    ==========     ==========

Weighted Average Shares Outstanding                        11,734,000     11,041,000    11,714,000     10,819,000
                                                           ==========     ==========    ==========     ==========

Diluted net loss per share has not been
disclosed as the result is anti-dilutive.

                            (See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                            Nine months
                                                                               Ended
                                                                             February 28,
                                                                        2001           2000
                                                                          $              $
                                                                             (unaudited)
Cash Flows from Operating Activities:
      Net loss                                                       (162,180)      (108,047)
      Adjustment to reconcile net loss to cash
         Depreciation and amortization                                 38,124            624
         Acquisition of company [NOTE 1]                              (90,000)             -
      Changes to non-cash working capital items
         Decrease in prepaid expenses and other current assets             55         (1,652)
         Increase in accounts payable                                  83,656         10,805
                                                                     --------        -------

Net Cash Used in Operating Activities                                (130,345)       (98,270)
                                                                     --------        -------

Cash Flows from Financing Activities:
      Proceeds from related party loans                               116,110         23,606
      Proceeds from notes payable                                           -        147,700
      Proceeds from issuance of shares                                 11,000          2,000
                                                                     --------        -------

Net Cash Provided by Financing Activities                             127,110        173,306
                                                                     --------        -------

Cash Flows to Investing Activities:
      Acquisition of property, plant and equipment                          -         (1,898)
                                                                     --------        -------
      Mineral property costs                                                -        (76,968)
                                                                     --------        -------

Net Cash Used in Investing Activities                                       -        (78,866)
                                                                     --------        -------

Decrease in Cash During the Period                                     (3,235)        (3,830)
Cash - Beginning of Period                                              3,586          8,975
                                                                     --------        -------

Cash - End of Period                                                      351          5,145
                                                                        =====          =====

Non-Cash Financing Activities

      The Company issued 10,000 shares valued at a
      nominal rate to acquire a company                                    10              -
                                                                        =====          =====

Supplemental Disclosures:
      Interest paid                                                     2,183              -
      Income taxes paid                                                     -              -
                                                                        =====          =====

                            (See accompanying notes)

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

2.   Summary of Significant Accounting Policies
     Consolidated Financial Statements

These consolidated financial statements include the accounts of the Company and its wholly-owned US subsidiary, Anmore Management Inc.

Use of Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property, Plant and Equipment

Office equipment is recorded at cost. Depreciation is computed on a straight-line basis using an estimated useful life of five years. Internet Web Site is recorded at cost. Amortization is computed on a straight-line basis using an estimated useful life of two years.

Adjustments

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

3.   Property, Plant and Equipment

                                                                                       February 28,        May 31,
                                                                                           2001             2000
                                                                      Accumulated        Net Book         Net Book
                                                          Cost       Amortization          Value            Value
                                                            $              $                 $                $
                                                                                        (unaudited)       (audited)
     Internet Web Site                                   100,000         37,500            62,500          100,000
     Office equipment                                      4,158          1,595             2,563            3,187

                                                         104,158         39,095            65,063          103,187

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

4.   Mineral Properties

On April 20, 1999, the Company entered into a purchase/option agreement for a 100% undivided interest in 17 patented and 40 unpatented contiguous mining claims in the Fish Springs Mining District in Utah. The agreement called for various equity and exploration expenditures over a five year period. On July 28, 2000, the Company terminated the purchase/option agreement. As a result, as at May 31, 2000, the Company charged $122,389 of deferred costs to operations leaving a nominal $1 net book value.

5.       Notes Payable

The notes are unsecured, due on demand and bear interest at prime plus 1%.

6.   Due to a Related Party

The amount owing to a related party is unsecured, due on demand and non-interest bearing.

7.   Stock Option Plan

On August 2, 1999, the Company reserved 1,104,139 shares pursuant to a stock option plan. On August 2, 1999 the Company granted stock options to certain officers, directors and employees to acquire 1,104,139 shares at $0.10 per share expiring August 2, 2000. During the year ended May 31, 2000, the Company cancelled stock options held by two former directors to acquire 320,828 shares. The balance of options lapsed during the first quarter of fiscal 2001.

On March 14, 2000 the Company issued to a certain employee to acquire 50,000 shares at $0.40 per share expiring March 14, 2002. The weighted average number of shares under option and option price for the nine months ended February 28, 2001 is as follows:

                                               February 28, 2001                May 31, 2000
                                           ---------------------------   ---------------------------
                                                  (unaudited)                    (audited)
                                               Shares        Option          Shares        Option
                                            under option      Price       under option      Price
                                                 #              $              #              $
     Beginning of period                          783,311         .10                 -           -
     Granted                                       50,000         .40         1,104,139         .10
     Exercised                                          -           -                 -           -
     Cancelled                                          -           -           320,828       (.10)
     Lapsed                                     (783,311)       (.10)                 -           -
     -----------------------------------------------------------------------------------------------

     End of period                                 50,000         .40           783,311         .10
     -----------------------------------------------------------------------------------------------

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

If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the following period would have been as follows:

                                             February 28,        May 31,
                                                2001             2000
                                                  $                $
                                             (unaudited)       (audited)
Net loss

     As reported                                 (162,180)       (247,441)
     Pro forma                                   (170,380)       (273,541)
Basic net loss per share
     As reported                                     (.01)           (.02)
     Pro forma                                       (.02)           (.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION

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

OVERVIEW

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

Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 we acquired an Internet Web Site from Isoplus Quality Systems Ltd. of Vancouver, BC ("Isoplus"). Isoplus developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. We intend to develop a compelling environment to foster a large and growing commerce-oriented auction Web Site under the brand name "B2Bauctionworld.net". We arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 ("2001") COMPARED TO THE NINE MONTHS ENDED
FEBRUARY 28, 2000 ("2000")
--------------------------------------------------------------------------
There were no revenues during 2001 and 2000.

The net loss in 2001 increased by $54,000 to $162,000 compared to $108,000 in 2000.

There was an increase in administrative expenses by $20,000 to $104,000 from $84,000 due to an investor relations contract with the Rowe Group whereby the Company paid $15,000 and cancelled the contract. The Web Site was worked on during 2001 including $11,000 of consulting and web site costs. A total of $37,500 of the recorded purchase price of the Web Site was amortized to operations. No similar amounts were incurred in 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 ("2001") COMPARED TO THE THREE MONTHS ENDED
FEBRUARY 28, 2000 ("2000")
---------------------------------------------------------------------------

There were no revenues during 2001 and 2000.

The net loss in 2001 increased by $16,000 to $39,000 compared to $23,000 in 2000.

The Web Site was worked on during 2001 including $1,000 of consulting and web site costs. A total of $12,500 of the recorded purchase price of the Web Site was amortized to operations. No similar amounts were incurred in 2000.

LIQUIDITY

During the nine months ended February 28, 2001, we financed our operations from proceeds from our President and a shareholder totalling $116,000 and from issuing shares for $11,000. The related parties have indicated that they will not be demanding repayment of these funds until sufficient excess funds are available over and above the requirements for the next twelve months.

All funds raised were spent on operating activities as to $130,000.

As at February 28, 2001 we had a cash balance of $350 and current liabilities of $95,000 (not including the amount owing to the President and a shareholder) for a working capital deficit of $94,650. This working capital position is not adequate to meet overhead and development costs for the next twelve months.

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

PART II           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2001                    SIERRA GIGANTE RESOURCES, INC.

                                         By: /s/ Raymond Merry
                                         ---------------------------
                                                 Raymond Merry, President
                                                 (Principal Executive Officer)