Form 10KSB
period 2001-05-31
SIERRA GIGANTE RESOURCES INC
filed 2001-08-27
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                May 31, 2001

                           Commission File #000-31611

                         SIERRA GIGANTE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   88-395714
                      (IRS Employer Identification Number)

   SUITE 1000, 355 BURRARD STREET, VANCOUVER, BC, CANADA  V6C 2G8
               (Address of principal executive offices )(Zip Code)

                                 (604) 608-6169
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended May 31, 2001: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 24, 2001, was: $1,585,319

Number of shares of the registrant's common stock outstanding as of August 24, 2001 is: 12,294,397

Transfer Agent for the Company is:  Signature Stock Transfer, Inc.
                                    14675 Midway Road, Suite 221
                                    Addison, Texas 75001

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
---------------------------------

GENERAL

We were incorporated on June 3, 1998, under the name Sierra Gigante Resources, Inc., in the State of Nevada. We currently have yet to generate any revenues and in accordance with SFAS #7, are considered a development stage company.
From our inception in May 1998 until March 14, 2000, we were actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper, zinc and other mineral deposits. We operated our preliminary business as an exploration stage company with the intent to receive income from property sales, joint ventures or other business arrangements with larger companies, rather than developing and placing our properties into production on our own.

We entered into an Assignment Agreement dated March 14, 2000 and completed May 9, 2000, where we acquired an Internet web site from Isoplus Quality Systems Ltd. of Vancouver, British Columbia, Canada. Isoplus developed an Internet e-commerce business concept which features an Internet web site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. We intend to develop a compelling environment to foster a large and growing commerce-oriented auction web site under the brand name "B2Bauctionworld.net". We arranged for 500,000 previously issued restricted common shares to be transferred to the sole shareholder of Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of of any of our treasury shares. The sole shareholder of Isoplus also received a stock option to acquire 50,000 of our shares at a price of $0.40 per share. The option expires two years from the date we granted it.

We entered into an Agreement and Plan of Merger, also called the "Acquisition Agreement," effective September 12, 2000 where we acquired 100% of the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of our common stock valued at $10.
We had paid $5,000 as a down payment and we are in the process of raising funds to pay the balance. The $90,000 will be treated for accounting purposes, as a reduction of our additional paid in capital and not as goodwill as the nature of the transaction was to allow us to report under the 1934 Act by way of reorganization.The acquisition was approved by our Board of Directors and a majority of our shareholders and the shareholders of Anmore Management Inc.

Upon effectiveness of the Acquisition Agreement, we elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the 1934 Act effective September 12, 2000. Our shares of common stock currently trade on the OTC Bulletin Board under the ticker symbol "SGIG".

We do not have significant cash or other material assets, nor do we have an established source of revenue needed to cover our operating costs and to allow us to continue as a going concern. We have ongoing overhead expenses and will require significant capital to carry out our business plan to bring our new business to market. These factors raise substantial doubt as to our ability to continue operations. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits.

Business Plan

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors; however, we can give no assurance that any of these perceived benefits will be realized. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for future research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may use outside consultants or advisors to assist in the search for qualified target companies. If we do retain an outside consultant or advisor, any cash fee earned by the consultant may need to be assumed by a third party or the target company, as we have limited cash assets with which to pay that type of obligation.

Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, our management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. These types of preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target company, our management expects to focus on the percentage ownership of our common stock which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of these agreements cannot be predicted, generally these types of agreements will require representations and warranties of the parties to the agreement, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after the closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We will not restrict our search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development state, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged.

We do not intend to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our resources. This includes industries such as information technology, finance, natural resources, manufacturing, product development, medical, communications and others. We may seek a business opportunity with entities which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into, us is expected to be an entity that desires to become a public company and establish a public trading market for its securities. There are various reasons why an entity would wish to become a public company, including:

     o the ability to use registered securities as currency in acquisitions of assets or businesses;

     o    increased visibility in the financial community;

     o    the facilitation of borrowing from financial institutions;

     o    increased liquidity to investors;

     o    greater ease in raising capital;

     o compensation of key employees through varying types of equity incentives;

     o enhanced corporate image; and o a presence in the United States capital markets.

Management believes that the sought after business opportunity will likely be:

     o business entity with the goal of becoming a public company in order to use our registered securities for the acquisition of assets or businesses;

     o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of its securities on terms acceptable to it;

     o a company that wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     o a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     o a company that wishes to avoid the significant expenses which would be incurred in a public offering; or

     o a foreign company that wishes to make an initial entry into the United States securities markets.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months, or perhaps longer.

EMPLOYEES

As of August 24, 2001, we employed a total of two persons, one on a full time basis and one on a part time basis. In addition, depending on demand, we will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY
---------------------------------

We presently share office space in a building located at Suite 1000-355 Burrard Street, Vancouver, British Columbia, Canada. Our office provides sufficient work space for our present operations. The office consists of approximately 850 square feet leased to us at the rate of approximately $4.00 (Canadian) per square foot or $3,424.00 (Canadian) per month including goods and services tax.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

On August 24, 2001, there were approximately NEED AMOUNT shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds NEED AMOUNT. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "SGIG."

The reported high and low bid prices for our common stock are shown below for each quarter since February 23, 2001. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not not necessarily reflect actual transactions.

Period                                  HIGH BID         LOW BID
--------                                -------------    ------------
2001
First Quarter from February 23, 2001     .156            .05
Second Quarter                           .18             .10
Third Quarter to August 24, 2001         .389            .11

DIVIDENDS

We do not intends to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements.

PLAN OF OPERATIONS

We were incorporated on June 3, 1998, in the State of Nevada. We currently have yet to generate any revenues and in accordance with SFAS #7, we are considered a development stage company.

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

Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 we acquired an Internet web site from Isoplus Quality Systems Ltd. of Vancouver, BC ("Isoplus"). Isoplus developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. We intend to develop a compelling environment to foster a large and growing commerce-oriented auction Web Site under the brand name "B2Bauctionworld.net". We arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus also received a stock option to acquire 50,000 shares of our common stock at a price of $0.40 per share expiring two years from the date of grant which were subsequently cancelled. We do not intend to commercially exploit the business concept and consequently have written off the net carrying value to zero.

Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective September 12, 2000, we acquired 100% of the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 of our shares valued at a nominal $10. We paid $5,000 as a down payment and we are in the process of raising funds to pay the balance. The $90,000 was treated for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.

The acquisition was approved by our Board of Directors and a majority of the shareholders of both us and Anmore Management Inc. on September 12, 2000.

Upon effectiveness of the acquisition, we became the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 ("the Act") and elected to report under the Act effective September 12, 2000. Our shares currently trade on the OTC Bulletin Board under the ticker symbol "SGIG".

We do not have significant cash or other material assets, nor do we have an established source of revenues needed to cover our operating costs and to allow us to continue as a going concern. We have ongoing overhead expenses and we will require significant capital to execute upon our business plan to bring a new business to market. These factors raise substantial doubt as to the ability for us to continue operations. These financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2001 ("2001") COMPARED TO THE YEAR ENDED MAY 31, 2000 ("2000")
------------------------------------------------------------------------------

There were no revenues during 2001 and 2000.

The net loss in 2001 decreased by $16,000 to $252,000 compared to $268,000 in 2000.

There was an increase in administrative expenses by $17,000 to $130,000 from $113,000 due to an investor relations contract with the Rowe Group whereby we paid $15,000 and cancelled the contract. Our web site was worked on during 2001 including $11,000 of consulting and web site costs. A total of $100,000 of the recorded purchase price of the web site was amortized and then written off to operations. No similar amounts were incurred in 2000. In 2000, mineral properties of $122,000 were written-off to operations.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2001, we financed our operations from proceeds from our President and a shareholder totalling $145,000 and from issuing shares for $11,000. Our President has indicated that he will not be demanding repayment of these funds until sufficient excess funds are available over and above the requirements for the next twelve months. A note owing to a shareholder was settled by issuing 560,000 restricted common shares.

All funds raised were spent on operating activities of $160,000.

As at May 31, 2001 we had a cash balance of $500 and current liabilities of $149,000 (not including the amount owing to our President and a shareholder) for a working capital deficit of $149,000. This working capital deficit situation is not adequate to meet our current liabilities or costs for the next twelve months.

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

ITEM 7. FINANCIAL STATEMENTS
-----------------------------

Our financial statements, together with the report of auditors, are included herein.

Sierra Gigante Resources, Inc.
(A Development Stage Company)

                                                                    Index
Report of Independent Auditors........................................F-1

Consolidated Balance Sheets...........................................F-2

Consolidated Statements of Operations.................................F-3

Consolidated Statement of Stockholders' Equity........................F-4

Consolidated Statements of Cash Flows.................................F-5

Notes to the Consolidated Financial Statements...................F-6-F-11

                         Report of Independent Auditors

To The Board of Directors
of Sierra Gigante Resources, Inc.

We have audited the accompanying consolidated balance sheets of Sierra Gigante Resources, Inc. (A Development Stage Company) as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Sierra Gigante Resources, Inc. (A Development Stage Company), as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations since inception, no source of revenues and insufficient working capital available to meet purchase/option obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Manning Elliott
Chartered Accountants
Vancouver, Canada

July 27, 2001

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                                                                            May 31,        May 31,
                                                                                             2001           2000
                                                                                               $              $
                                     Assets
Current Assets
     Cash                                                                                        505          3,586
     Prepaid expenses and other current assets                                                 2,080          2,138
-------------------------------------------------------------------------------------------------------------------

                                                                                               2,585          5,724

Property, Plant and Equipment [Note 3]                                                         2,355        103,187

Mineral Properties [Note 4]                                                                        -              1
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                   4,940        108,912
===================================================================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                                         88,108          6,036
     Accrued liabilities                                                                       5,027          5,000
     Notes payable [Note 5]                                                                   56,000              -
     Due to related parties [Note 6]                                                         120,985         31,841
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                    270,120         42,877
-------------------------------------------------------------------------------------------------------------------

Contingent Liability [Note 1]
Subsequent Events [Note 9]

Stockholders' Equity

     Common stock - 25,000,000 shares authorized at $.001 par value,
     11,734,397 and 11,647,063 issued and outstanding respectively                            11,734         11,647

     Additional paid-in capital                                                              345,131        412,018

     Common stock paid for but unissued                                                            -         12,200

     Deficit accumulated during the development stage                                       (622,045)      (369,830)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                   265,180         66,035
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                                     4,940        108,912
===================================================================================================================

(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

                                                                  Accumulated from                For the
                                                                    June 3, 1998                Years Ended
                                                                 (Date of Inception)              May 31,
                                                                   to May 31, 2001         2001            2000
                                                                          $                  $               $

Revenues                                                                      -                   -               -
-------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administrative

     Accounting and legal                                                72,484              23,509          42,558
     Bank charges                                                         5,738               4,633             954
     Consulting                                                         141,114              50,500          36,846
     Depreciation                                                         1,803                 832             832
     Investor relations                                                  15,000              15,000               -
     Office, telephone and rent                                          74,727              33,281          29,886
     Transfer agent and regulatory                                        3,750               1,861           1,889
-------------------------------------------------------------------------------------------------------------------
                                                                        314,616             129,616         112,965
-------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Advertising                                                          4,218                   -           4,218
     Travel and promotion                                                30,036               7,151          20,674
-------------------------------------------------------------------------------------------------------------------
                                                                         34,254               7,151          24,892
-------------------------------------------------------------------------------------------------------------------

   Product Development

     Amortization                                                        37,500              37,500               -
     Web Site costs written-down to net realizable value                 62,500              62,500               -
     Consulting                                                          11,689               5,579           6,110
     Internet and Web Site                                                7,712               6,547           1,165
-------------------------------------------------------------------------------------------------------------------
                                                                        119,401             112,126           7,275
-------------------------------------------------------------------------------------------------------------------

   Natural Resource

     General exploration                                                 31,384               3,321              11
     Mineral properties written-off                                     122,390                   1         122,389
-------------------------------------------------------------------------------------------------------------------
                                                                        153,774               3,322         122,400
-------------------------------------------------------------------------------------------------------------------

Total Expenses                                                          622,045             252,215         267,532
-------------------------------------------------------------------------------------------------------------------
Net Loss For The Year                                                  (622,045)           (252,215)       (267,532)
===================================================================================================================
Basic Net Loss Per Share                                                                      (0.02)          (0.02)
===================================================================================================================
Weighted Average Shares Outstanding                                                      11,719,000      10,976,000
===================================================================================================================

Diluted net loss per share has not been disclosed as the result is anti-dilutive.

(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity

                                                                                             Additional
                                                                          Common Stock        Paid-in       Accumulated
                                                                       Shares      Amount      Capital        Deficit
                                                                          #           $           $              $
-----------------------------------------------------------------------------------------------------------------------
Balance at June 3, 1998 (Date of Inception)                                    -         -           -              -

Issuance of Shares:

   July 22, 1998, Rule 144 restricted shares for cash                  8,000,000     8,000           -              -
   August 28, 1998, unrestricted shares for cash                         761,160       761      52,579              -
   April 6, 1999, Rule 504 unrestricted shares for cash                   71,752        72      18,095              -
   April 6, 1999, Rule 504 unrestricted shares for

      conversion of convertible debentures [Note 7]                      208,484       208      60,250              -

Net Loss For The Period                                                        -         -           -       (102,298)
-----------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1999                                                9,041,396     9,041     130,924       (102,298)

Issuance of Shares:

   June 24, 1999, Rule 144 restricted shares for cash                  2,000,000     2,000           -              -

   March 15, 2000, Rule 504 unrestricted shares for

        conversion of notes payable                                      505,667       506     151,194              -

   March 24, 2000, Rule 504 unrestricted shares for cash                 100,000       100      29,900              -

   May 9, 2000, previously issued restricted shares
        transferred to acquire property (Note 3)                               -         -     100,000              -

Net Loss For The Year                                                          -         -           -       (267,532)
-----------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2000                                               11,647,063    11,647     412,018       (369,830)

Issuance of Shares:

   July 25, 2000, Rule 504 unrestricted shares for cash                   77,334        77      23,123              -

   September 12, 2000, Rule 144 restricted shares for

       acquisition of Anmore Management Inc. [Note 1]                     10,000        10           -              -

Net Loss For The Year                                                          -         -           -       (252,215)
-----------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2001                                               11,734,397    11,734     435,141       (622,045)
-----------------------------------------------------------------------------------------------------------------------

(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                  Accumulated from                For the
                                                                    June 3, 1998                Years Ended
                                                                 (Date of Inception)              May 31,
                                                                   to May 31, 2001         2001            2000
                                                                          $                  $               $
Cash Flows to Operating Activities:
     Net loss                                                          (622,045)           (252,215)       (267,532)
     Adjustment to reconcile net loss to cash
         Depreciation and amortization                                   39,303              38,332             832
         Mineral properties written off                                 122,390                   1         122,389
         Web Site costs written down to net realizable value             62,500              62,500               -
         Acquisition of Anmore [Note 1]                                 (90,000)            (90,000)              -
     Changes to non-cash working capital items
         Decrease (increase) in prepaid expenses
             and other current assets                                    (2,080)                 58          (1,538)
         Increase in accounts payable and accrued liabilities            93,135              82,099           8,926
-------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                  (396,797)           (159,225)       (136,923)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from related party loans                                  120,985              89,144          15,335
     Proceeds from issuance of convertible debentures                    60,458                   -               -
     Proceeds from notes payable                                        219,900              56,000         163,900
     Proceeds from issuance of shares                                   122,507              11,000          32,000
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               523,850             156,144         211,235
-------------------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities:
     Acquisition of property, plant and equipment                        (4,158)                  -          (1,898)
     Mineral property costs                                            (122,390)                  -         (77,803)
-------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                  (126,548)                  -         (79,701)
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash During the Year                                 505              (3,081)         (5,389)

Cash - Beginning of Year                                                      -               3,586           8,975
-------------------------------------------------------------------------------------------------------------------
Cash - End of Year                                                          505                 505           3,586
-------------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities
     Convertible debentures were converted into
     208,484 shares on April 16, 1999.                                   60,458                   -               -

     The Company acquired property through the
     transfer of 500,000 previously issued restricted
     shares at a fair value of $100,000.                                100,000                   -         100,000

     In March, 2000, the Company issued 505,667 shares at a fair market value of $0.30 per share

     to repay notes payable.                                            151,700                   -         151,700

     In September, 2000 the Company issued 10,000
     shares valued at a nominal amount to acquire Anmore [Note 1]            10                  10               -
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
     Interest paid                                                            -                   -               -
     Income taxes paid                                                        -                   -               -
-------------------------------------------------------------------------------------------------------------------

(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

     Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 the Company acquired an Internet Web Site from Isoplus Quality Systems Ltd. of Vancouver, BC ("Isoplus"). Isoplus developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. The Company intends to develop a compelling environment to foster a large and growing commerce-oriented auction Web Site under the brand name "B2Bauctionworld.net". The Company arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant which were subsequently cancelled. The Company does not intend to commercially exploit the business concept and management has written-off the net carrying value to nil.

     Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective September 12, 2000, the Company acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of the Company valued at a nominal $10. The Company has paid $5,000 as a down payment and management is in the process of raising funds to pay the balance. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and the Company on September 12, 2000. Upon effectiveness of the acquisition, the Company elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 ("the Act") and elects to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name of the Company. The Company's officers and directors will become the officers and directors of Anmore Management Inc. Shares of the Company currently trade on PinkSheets under the ticker symbol "SGIG". The $90,000 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.

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

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

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

     Internet Web Site is recorded at cost. Amortization was computed on a straight-line basis using an estimated useful life of two years.

     The carrying value of the Internet Web Site is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

     Year End

     The Company's fiscal year end is May 31.

     Basic and Diluted Net Income (Loss) per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic an diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     Cash and Equivalents

     For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

     Income Taxes

     Income taxes are provided for using the liability method of accounting in accordance with Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     There is no provision for income taxes due to net loss as incurred and no state income tax in Nevada, the state of the Company's domicile. The Company's total deferred tax asset as of May 31, 2001 and 2000, is as follows:

                                           May 31,       May 31,
                                             2001          2000
                                              $             $
Net operating loss                         (252,000)     (268,000)
Valuation allowance                          252,000       268,000
                                             =======       =======

Net deferred tax asset                             -             -
                                             =======       =======


Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

     Income Taxes (continued)

     The Company has incurred net operating losses as follows:

                           Amount               Year of
   Year of Loss               $               Expiration

1999                            102,000          2018
2000                            268,000          2019
2001                            252,000          2020

     Foreign Currency Translation

     Revenue, expenses and non-monetary balance sheet items in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing on the transaction dates. Monetary balance sheet items are translated at the rate prevailing at the balance sheet date. The resulting exchange gain or loss is included in expenses.

     Accounting for Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation expense (see Note 7).

     Financial Instruments

     The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

3.   Property, Plant and Equipment

                                                                                            May 31,        May 31,
                                                       Write down to                         2001           2000
                                                      Net Realizable      Accumulated      Net Book       Net Book
                                           Cost            Value         Amortization        Value          Value
                                             $               $                 $               $              $
     Internet Web Site                    100,000         62,500              37,500               -        100,000
     Office equipment                       4,158              -               1,803           2,355          3,187
                      ---------------------------------------------------------------------------------------------------

                                          104,158         62,500              39,303           2,355        103,187
                      ===================================================================================================

     Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 the Company acquired an Internet Web Site from Isoplus Quality Systems Ltd. of Vancouver, BC ("Isoplus"). Isoplus developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. The Company arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant which were cancelled by the Company on April 5, 2001. The Company does not intend to commercially exploit the business concept and management has written-off the net carrying value to nil.

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

4.   Mineral Properties

     On April 20, 1999, the Company entered into a purchase/option agreement for a 100% undivided interest in 17 patented and 40 unpatented contiguous mining claims in the Fish Springs Mining District in Utah. The agreement called for various equity and exploration expenditures over a five year period.

     On July 28, 2000, the Company terminated the purchase/option agreement. As a result, as at May 31, 2000, the Company charged $122,389 of deferred costs to operations leaving a nominal $1 net book value. As at May 31, 2001 the Company wrote the nominal $1 net book value off to operations.

5.   Notes Payable

     The notes are unsecured, due on demand and bear interest at prime plus 1%. On July 16, 2001 these notes were converted into 560,000 restricted common shares.

6.   Due to Related Parties

     Amounts owing to related parties represent unpaid fees and cash advances from the President of the Company which amounts are unsecured, non-interest bearing and due on demand.

7.   Stock Option Plan

     On August 2, 1999, the Company reserved 1,104,139 shares pursuant to a stock option plan. On August 2, 1999 the Company granted stock options to certain officers, directors and employees to acquire 1,104,139 shares at $0.10 per share expiring August 2, 2000. During fiscal 2000 the Company cancelled stock options held by two directors to acquire 320,828 shares. The balance of options lapsed on August 2, 2000.

     On March 14, 2000 the Company granted options to a certain employee to acquire 50,000 shares at $0.40 per share expiring March 14, 2002. These options were cancelled April 5, 2001.

     The weighted average number of shares under option and option price for the year ended May 31, 2001 is as follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                                              Shares        Option
                                                                                           Under Option      Price
                                                                                                 #             $
         Beginning of year                                                                     783,311         .10
         Granted                                                                                50,000         .40
         Exercised                                                                                   -           -
         Cancelled                                                                             (50,000)       (.40)
         Lapsed                                                                               (783,311)       (.10)
                                                                                              --------        ----
         End of year                                                                                 -           -
                                                                                              ========        ====


         The options were granted for services provided or to be provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

7.   Stock Option Plan (continued)

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

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the following period would have been as follows:

                                                                                            May 31,        May 31,
                                                                                             2001           2000
                                                                                               $              $
         Net loss
              As reported                                                                   (252,215)      (267,532)
              Pro forma                                                                     (260,415)      (293,632)

         Basic net loss per share
              As reported                                                                      (0.02)         (0.02)
              Pro forma                                                                        (0.02)         (0.03)

8.   Segmented Information

     The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company was carried on in two industry segments one being an exploration stage company in mineral properties which ceased activity during fiscal 2000 and the other being the development of an E-commerce Web Site specializing in industrial auction services to individual and corporate subscribers which ceased during the year.

     The Company operated in two geographic segments during fiscal 2000, one being Canada, located in Vancouver, BC and the other being the United States, located in Fish Springs, Utah. During fiscal 2000 the Company only operated in Canada.

     The Company's head office is in Vancouver, BC, Canada. The head office does not conduct any business specifically related to mineral properties and the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $129,616 (2000 - $112,965) relating to such activities. The net loss relating to general exploration costs in the United States amounted to $3,321 (2000 - $122,400). The net loss relating to Internet activities in Canada amounted to $112,126 (2000 - $7,275).

9.   Subsequent Events

     On July 16, 2001 the Company converted the outstanding notes payable of $56,000 into 560,000 restricted common shares.

     On July 23, 2001 the Company announced that it entered into a Letter of Intent to acquire Via-Tek, Inc. The acquisition is subject to various terms to be negotiated and approvals received.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

Our accountant is Manning Elliott, Chartered Accountants of Vancouver, British Columbia, Canada. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Our directors and officers as of August 24, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                       Age       Position
                           ---       --------
Raymond Merry              44        President, Chief Executive Officer and Director
Dr. William G. Davenport   57        Director


Raymond Merry, President, Chief Executive Officer and Director. Mr. Merry has served as our President, CEO and as a Director since his appointment on July 1, 1998.

Mr. Merry has over 20 years of successful entrepreneur experience in a variety of business settings. He was President/owner of Eye to Eye Optical Ltd. from 1979 to 1984. In this capacity, he was responsible for marketing, sales and general management functions. Over the last fifteen years, Mr. Merry has been involved with Canadian public companies in the acquisition of mining properties. He has been involved in raising investment capital for numerous projects and has experience with international investments. He was a director of Bookergold Explorations Ltd. from July 19, 1996 to September 9, 1998. Mr. Merry brings an extensive knowledge of business management and expertise to us.

Dr. William G. Davenport, Director. Dr. Davenport was appointed to our Board of Directors on March 29, 2000.

Dr. Davenport has a Ph.D. in psychology from the University of Newcastle in Australia. He has authored numerous articles in signal detection and decision-making. Dr. Davenport has managed, owned, operated and supervised the construction of numerous nursing homes in the Greater Vancouver region and is President of both High West Homes Ltd. and Argosy Limited (from 1980 to the present date), and was a Vice President and Principal of Capital Development Corporation from 1991 until 1994. Both companies provide financing structures for the development of health care centers, nursing homes, retirement facilities and multi- family housing units. Dr. Davenport's firm has been involved in financing and investment structures for international projects.

Dr. Davenport holds a securities license and has extensive experience in financing of private and public companies. Prior to his financial career, Dr. Davenport held a senior position with the Government of British Columbia, Ministry of Advanced Education and was an instructor at both the University of British Columbia and Simon Fraser University. Dr. Davenport brings a wide range of business and financial experience to our Board of Directors.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Since becoming a 1934 Act company on September 22, 2000, we have not yet filed Form 3's for any of our officers, directors or 10% shareholders. In addition, we have not filed a Form 5 for our fiscal year ended May 31, 2001.
filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION
--------------------------------

The following information relates to compensation received by our officers in fiscal year ending May 31, 2001 and 2000 whose salary and compensation exceeded $100,000. In fiscal year ending May 31, 2001 and 2000, no officer received compensation in excess of $100,000.

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth as of August 24, 2001, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each Director who owns our common stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of our outstanding shares. We currently have a total of 12,294,397 sharesissued and outstanding.

Security Ownership of Beneficial Owners (1):

Title of Class       Name and Address of  Amount and Nature
                     Beneficial Owner     of Beneficial Owner     Percent of Class(2)
--------------------------------------------------------------------------------------
Common               Ray Merry (1)
                     709 Carleton Drive,
                     Port Moody, BC,
                     Canada, V3H 3K7          6,500,000                 52.87%

(1) Our officer and director.

Security Ownership of Management

The following table sets forth the beneficial ownership for each class of our equity securities beneficially owned by all our directors and officers

Title of Class       Name and Address of  Amount and Nature
                     Beneficial Owner     of Beneficial Owner     Percent of Class(2)
--------------------------------------------------------------------------------------
Common               Ray Merry (1)           6,500,000                 52.87%
                     709 Carleton Drive,
                     Port Moody, BC,
                     Canada, V3H 3K7

Common               Dr. William G. Davenport        0                     0
                     7551 Manitoba Street,
                     Vancouver, BC,
                     Canada, V5X 4S9

                     All Officers and          6,500,000               52.87%
                     Directors
                     as a Group (3 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

There are no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B apart from the following:

(a) Marino Middleton-Consulting Agreement. On March 14, 2000, we entered into a consulting agreement with Marino Middleton. The consulting agreement is for an initial six-month term, and may be extended for further six-month terms on the mutual agreement of the parties. Under the terms of the consulting agreement, Mr. Middleton provides us with computer-related services, including, but not limited to, website design, software and database application design and implementation, market research and promotion, co-ordination of staffing and employees and such further and other services as the parties may agree to. Mr. Middleton is compensated on an hourly rate for such services as he may be called upon to provide, at the rate of Cdn$50.00 per hour.

(b) Marino Middleton-Assignment Agreement. On March 14, 2000, we entered into an assignment agreement with Isoplus Quality Systems Ltd., and its principal Marino Middleton whereby we were assigned all of Isoplus and Middleton's right, title and interest in and to the e-commerce industrial auction web site concept and related programming and documentation (see Item 1-"Description of Business" for full details).

None of the directors, executive officers nor any member of the immediate family of any director or executive officer has been indebted to us since its inception. We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules under Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules under Item 7 herein.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 8-K12G3, filed on September 22, 2000 (SEC File No. 000-31611).

(b)        Reports on Form 8-K

           A Form 8-K12G3 was filed on september 22, 2000. We did not file any other reports on Form 8-K for the year ended May 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                         SIERRA GIGANTE RESOURCES, INC.

                                         By: /s/ Raymond Merry
                                         ---------------------------
                                         Raymond Merry, President, Chief
                                         Executive Officer and Director

Dated: August 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                              Date
----                           -----                              ----
/s/ Raymond Merry             President, Chief Executive         August 27, 2001
                              Officer and Director