Form 10QSB
period 2001-08-31
SIERRA GIGANTE RESOURCES INC
filed 2001-10-15
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001
                               -----------------

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

                                    YES X     NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 12, 2001 - 12,294,397 shares of common stock, no par value.

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X].

                                      INDEX

PART I -- FINANCIAL INFORMATION PAGE

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONs AND RESULTS OF OPERATIONS


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

PART I            FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

Sierra Gigante Resources, Inc.
(A Development Stage Company)

                                      Index

Consolidated Balance Sheets                      F-1

Consolidated Statements of Operations            F-2

Consolidated Statements of Cash Flows            F-3

Notes to the Consolidated Financial Statements   F-4

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                                                        August 31,       May 31,
                                                                           2001           2001
                                                                       (unaudited)     (audited)
                                                                            $              $
                                     Assets
Current Assets
   Cash                                                                     102           505
   Prepaid expenses and other current assets                                 --         2,080

                                                                            102         2,585

Property, Plant and Equipment [Note 3]                                    2,147         2,355

Total Assets                                                              2,249         4,940

                      Liabilities and Stockholders' Equity

Current Liabilities

   Accounts payable                                                      89,735        88,108
   Accrued liabilities                                                    5,289         5,027
   Notes payable [Note 4]                                                    --        56,000
   Due to related parties [Note 5]                                      136,715       120,985

Total Current Liabilities                                               231,739       270,120

Contingent Liability [Note 1]

Stockholders' Equity

   Common stock - 25,000,000 shares authorized at $.001 par value,
   12,294,397 and 11,734,397 issued and outstanding respectively         12,294        11,734

   Additional paid-in capital                                           400,571       345,131

   Common stock paid for but unissued                                        --            --

   Deficit accumulated during the development stage                    (642,355)     (622,045)

Total Stockholders' Equity                                             (229,490)      265,180

Total Liabilities and Stockholders' Equity                                2,249         4,940

(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

                                                           Accumulated from                For the
                                                             June 3, 1998             Three Months Ended
                                                          (Date of Inception)            August 31,
                                                          to August 31, 2001        2001            2000
                                                                   $                  $               $
                                                              (unaudited)        (unaudited)     (unaudited)
Revenues                                                           -                    -                -
                                                            --------               -------         -------
Expenses

   General and Administrative

     Accounting and legal                                     75,937                 3,453           4,899
     Bank charges                                              6,146                   408             615
     Consulting                                              153,114                12,000          12,000
     Depreciation                                              2,011                   208             208
     Investor relations                                       15,000                    --          10,380
     Office, telephone and rent                               77,606                 2,879           8,596
     Transfer agent and regulatory                             3,800                    50             268
                                                            --------               -------         -------
                                                             333,614                18,998          36,966
   Selling and Marketing

     Advertising                                               4,218                     -               -
     Travel and promotion                                     31,187                 1,151           1,185
                                                            --------               -------         -------
                                                              35,405                 1,151           1,185
   Product Development

     Amortization                                             37,500                     -          12,500
     Web Site costs written-down to net realizable value      62,500                     -               -
     Consulting                                               11,689                     -           3,708
     Internet and Website                                      7,873                   161             548
                                                            --------               -------         -------
                                                             119,562                   161          16,756
   Natural Resource

     General exploration                                      31,384                     -           3,321
     Mineral properties written-off                          122,390                     -               -
                                                            --------               -------         -------
                                                             153,774                     -           3,321

Total Expenses                                               642,355                20,310          58,228
                                                             =======                ======          ======

Net Loss For The Year                                       (642,355)              (20,310)        (58,228)
                                                            ========               =======         =======

Basic Net Loss Per Share                                                             (.002)          (0.01)
                                                                                     =====           =====
                                       F-2


Weighted Average Shares Outstanding                                              12,014,000      11,673,000

Diluted net loss per share has not been disclosed as the result is anti-dilutive.

(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                 For the
                                                                           Three Months Ended
                                                                               August 31,
                                                                    2001                      2000
                                                                      $                         $
                                                                 (unaudited)                (unaudited)
Cash Flows to Operating Activities:
   Net loss                                                       (20,310)                   (58,228)
   Adjustment to reconcile net loss to cash
      Depreciation and amortization                                   208                     12,708
      Mineral properties written off                                    -                          -
     Web Site costs written down to net realizable value                -                          -
     Acquisition of Anmore [Note 1]                                     -                          -
   Changes to non-cash working capital items
      Decrease (increase) in prepaid expenses
        and other current assets                                    2,080                      5,256
      Increase in accounts payable and accrued liabilities          1,889                       (445)

Net Cash Used in Operating Activities                             (16,133)                   (40,709)

Cash Flows from Financing Activities:
   Proceeds from related party loans                               15,730                     13,592
   Proceeds from issuance of convertible debentures                     -                          -
   Proceeds from notes payable                                          -                     30,000
   Proceeds from issuance of shares                                     -                     11,000

Net Cash Provided by Financing Activities                          15,730                     54,592

Cash Flows to Investing Activities:
   Acquisition of property, plant and equipment                         -                          -
   Mineral property costs                                               -                          -

Net Cash Used in Investing Activities                                   -                          -

Increase (Decrease) in Cash During the Year                          (403)                    13,883

Cash - Beginning of Year                                              505                      3,586

Cash - End of Year                                                    102                     17,469

Non-Cash Financing Activities

Shares issued to settle debt                                       56,000                          -

Supplemental Disclosures:
   Interest paid                                                        -                          -
   Income taxes paid                                                    -                          -

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

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued) Financial Instruments

     The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Interim Financial Statements These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Property, Plant and Equipment

                                                                                          August 31,       May 31,
                                                       Write down to                         2001           2001
                                                      Net Realizable      Accumulated      Net Book       Net Book
                                           Cost            Value         Amortization        Value          Value
                                             $               $                 $               $              $
                                                                                          (unaudited)     (audited)
          Internet Web Site                100,000         62,500              37,500             -              -
          Office equipment                   4,158              -               2,011         2,147          2,355

                                           104,158         62,500              39,511         2,147          2,355

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

4. Notes Payable

     On July 16, 2001 notes payable were converted into 560,000 restricted common shares.

5. Due to Related Parties

     Amounts owing to related parties represent unpaid fees and cash advances from the President of the Company which amounts are unsecured, non-interest bearing and due on demand.

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

6. Stock Option Plan

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

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the following period would have been as follows:

                                                    August 31,         May 31,
                                                       2001              2001
                                                         $                 $
      Net loss
        As reported                                 (17,703)          (252,215)
        Pro forma                                   (17,703)          (260,415)

      Basic net loss per share
        As reported                                   (.001)             (0.02)
        Pro forma                                     (.001)             (0.02)

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

Pursuant to an Assignment our Agreement dated March 14, 2000 and completed May 9, 2000 we acquired an Internet Web Site from Isoplus Quality Systems Ltd. of Vancouver, British Columbia ("Isoplus"). Isoplus developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. We intend to develop a compelling environment to foster a large and growing commerce-oriented auction Web Site under the brand name "B2Bauctionworld.net". We arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant.

Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective September 12, 2000, we acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 of our shares of the Company valued at a nominal $10. We paid $5,000 as a down payment and we are in the process of raising funds to pay the balance.

The acquisition was approved by our Board of Directors and a majority of the shareholders of both Anmore Management Inc. and us on September 12, 2000.

Upon effectiveness of the acquisition, we became the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 ("the Act") and elected to report under the Act effective September 12, 2000. Anmore Management Inc. assumed our name. Our officers and directors became the officers and directors of Anmore Management Inc. Our shares of the Company currently trade on the OTC Electronic Bulletin Board under the ticker symbol "SGIG".

The $90,000 will be treated for accounting purposes, as a reduction of the additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 ("2001") COMPARED TO THE NINE MONTHS ENDED
AUGUST 30, 2000 ("2000")
--------------------------------------------------------------------------
There were no revenues during 2001 and 2000.

The net loss in 2001 decreased by $37,918 to $20,310 compared to $58,228 in 2000.

There was an increase in administrative expenses by $17,968 to $18,998 from $36,966 due mainly to the termination of an investor relations contract with the Rowe Group. Our office, telephone and rent decreased by $5,717 to $2,879 in 2001 from $8596 in 2000.

LIQUIDITY

During the three months ended August 31, 2001, we financed our operations from loans from our President in the amount of $3,730.

All funds raised were spent on operating activities as to $16,133.

As at August 31, 2001 we had a cash balance of $102 and current liabilities of $95,024 (not including the amount owing to the President and a shareholder) for a working capital deficit of $(403). This working capital position is not adequate to meet overhead and development costs for the next twelve months.

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

PART II           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On August 7, 2001, we issued 560,000 restricted shares of our common stock to Ed Smith as payment for monies owed to Mr. Smith.

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

Dated: October 15, 2001                  SIERRA GIGANTE RESOURCES, INC.

                                         By: /s/ Raymond Merry
                                         ---------------------------
                                                 Raymond Merry, President
                                                 (Principal Executive Officer)