Form 10QSB
period 2001-11-30
SIERRA GIGANTE RESOURCES INC
filed 2002-01-14
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001
                               -----------------

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

                                    YES X     NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 11, 2002 - 12,294,397 shares of common stock, no par value.

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

Item 5. Other Information

PART I            FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

Sierra Gigante Resources, Inc.
(A Development Stage Company)

                                                               Index

Consolidated Balance Sheets......................................F-1

Consolidated Statements of Operations............................F-2

Consolidated Statements of Cash Flows............................F-3

Notes to the Consolidated Financial Statements...................F-4

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                                                                         November 30,      May 31,
                                                                                             2001           2001
                                                                                          (unaudited)     (audited)
                                                                                               $              $
                                     Assets
Current Assets
     Cash                                                                                        511            505
     Prepaid expenses and other current assets                                                     -          2,080
-------------------------------------------------------------------------------------------------------------------

                                                                                                 511          2,585

Property, Plant and Equipment                                                                  1,939          2,355
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                   2,450          4,940
-------------------------------------------------------------------------------------------------------------------

                                        Liabilities and Stockholders' Deficit

Current Liabilities

     Accounts payable [Note1]                                                                 92,594         88,108
     Accrued liabilities                                                                       4,788          5,027
     Notes payable [Note 3]                                                                        -         56,000
     Due to related parties [Note 4]                                                         154,273        120,985
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                    251,655        270,120
-------------------------------------------------------------------------------------------------------------------

Contingent Liability [Note 1]

Stockholders' Equity

     Common stock [Note 5] - 25,000,000 shares authorized at $.001 par value,
     12,294,397 and 11,734,397 issued and outstanding respectively                            12,294         11,734

     Additional paid-in capital                                                              400,571        345,131

     Deficit accumulated during the development stage                                       (662,070)      (622,045)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                                 (249,205)      (265,180)
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                    2,450          4,940
-------------------------------------------------------------------------------------------------------------------

                            (See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

                                        From June 3, 1998           Three Months                 Six Months
                                       (Date of Inception)              Ended                      Ended
                                         to November 30,            November 30,                November 30,
                                              2001               2001          2000          2001           2000
                                                $                  $             $             $              $
Revenues                                           -                  -              -             -              -
-------------------------------------------------------------------------------------------------------------------
Expenses

   General and Administrative

      Accounting and legal                    78,895              2,958         10,457         6,411         15,356
      Bank charges                             6,187                 41          1,259           449          1,874
      Consulting                             165,114             12,000         14,500        24,000         26,500
      Depreciation                             2,219                208            208           416            416
      Investor relations                      15,000                  -              -             -         15,000
      Office, telephone and rent              81,132              3,526          9,165         6,405         17,761
      Transfer agent and regulatory            4,140                340            280           390            548
-------------------------------------------------------------------------------------------------------------------

                                             352,687             19,073         35,869        38,071         77,455
-------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

      Advertising                              4,218                  -              -             -              -
      Travel and promotion                    31,724                537          5,576         1,688          6,761
-------------------------------------------------------------------------------------------------------------------

                                              35,942                537          5,576         1,688          6,761
-------------------------------------------------------------------------------------------------------------------

   Product Development

      Amortization                            37,500                  -         12,500             -         25,000
      Web Site costs written-down to
          net realizable value                62,500                  -              -             -              -
      Consulting                              11,689                  -            828             -          4,536
      Internet and Web Site                    7,978                105          5,334           266          5,882
-------------------------------------------------------------------------------------------------------------------

                                             119,667                105         18,662           266         35,418
-------------------------------------------------------------------------------------------------------------------

   Natural Resource

      General exploration                     31,384                  -              -             -          3,321
      Mineral properties written-off         122,390                  -              -             -              -
-------------------------------------------------------------------------------------------------------------------

                                             153,774                  -              -             -          3,321
-------------------------------------------------------------------------------------------------------------------

Total Expenses                               662,070             19,715         60,107        40,025        122,955
-------------------------------------------------------------------------------------------------------------------

Net Loss For The Period                     (662,070)           (19,715)       (60,107)      (40,025)      (122,955)
-------------------------------------------------------------------------------------------------------------------

Basic Net Loss Per Share                                              -           (.01)            -           (.01)
-------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                          12,294,000     11,734,000    12,154,000     11,704,000
-------------------------------------------------------------------------------------------------------------------

Diluted net loss per share has not been disclosed as the result is anti-dilutive.

                            (See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                  For the
                                                                                             Six Months Ended
                                                                                               November 30,
                                                                                           2001            2000
                                                                                             $               $
                                                                                        (unaudited)     (unaudited)
Cash Flows to Operating Activities:
     Net loss                                                                               (40,025)       (122,955)
     Adjustment to reconcile net loss to cash
         Depreciation and amortization                                                          416          25,416
         Acquisition of company [Note 1]                                                          -         (90,000)
     Changes to non-cash working capital items
         Decrease in prepaid expenses and other current assets                                2,080               4
         Increase in accounts payable and accrued liabilities                                 4,247          79,915
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                                       (33,282)       (107,620)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from related party loans                                                       33,288          94,119
     Proceeds from notes payable                                                                  -               -
     Proceeds from issuance of shares                                                             -          11,000
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                    33,288         105,119
-------------------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities:
     Acquisition of property, plant and equipment                                                 -               -
     Mineral property costs                                                                       -               -
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                                             -               -
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash During the Period                                                     6          (2,501)

Cash - Beginning of Period                                                                      505           3,586
-------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                            511           1,085
-------------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities
     Shares issued to settle debt [Note 3]                                                   56,000               -
     The Company issued 10,000 shares valued at a
        nominal rate to acquire a Company                                                         -              10
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
     Interest paid                                                                                -           1,009
     Income taxes paid                                                                            -               -
-------------------------------------------------------------------------------------------------------------------

                            (See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

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

     Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 the Company acquired an Internet Web Site from Isoplus Quality Systems Ltd. of Vancouver, BC ("Isoplus"). Isoplus developed an Internet e-commerce business concept which features an Internet Web Site specializing in industrial auctions, with self-listing capability, and allows for the creation of virtual industrial malls on a country-by-country basis. The Company intends to develop a compelling environment to foster a large and growing commerce-oriented auction Web Site under the brand name "B2Bauctionworld.net". The Company arranged for 500,000 previously issued restricted common shares be transferred to Isoplus. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The sole shareholder of Isoplus also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant which were subsequently cancelled. Effective May 31, 2001, Management wrote off the net carrying value to nil as it did not intend to commercially exploit the business concept.

     Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective September 12, 2000, the Company acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of the Company valued at a nominal $10. The Company has paid $5,000 as a down payment and management is in the process of raising funds to pay the balance of $85,000 which is included in accounts payable. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and the Company on September 12, 2000. Upon effectiveness of the acquisition, the Company elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 ("the Act") and elects to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name of the Company. The Company's officers and directors will become the officers and directors of Anmore Management Inc. Shares of the Company currently trade on PinkSheets under the ticker symbol "SGIG". The $90,000 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.

     The Company does not have significant cash or other material assets, nor does it have an established source of revenues needed to cover its operating costs and to allow it to continue as a going concern. The Company has ongoing overhead expenses and will require capital to locate and acquire a new business opportunity. These factors raise substantial doubt as to the ability to continue operations. These financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities, locate and acquire a new business opportunity, and then to generate revenues and profits thereon.

2.   Summary of Significant Accounting Policies

     Consolidated Financial Statements

     These consolidated financial statements include the accounts of the Company and its wholly-owned US subsidiary, Anmore Management Inc.

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

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

     Accounting for Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation expense (see Note 5).

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

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

3.   Notes Payable

     On July 16, 2001 notes payable of $56,000 were converted into 560,000 restricted common shares.

4.   Due to Related Parties

     Amounts owing to related parties represent unpaid fees and cash advances from the President of the Company which amounts are unsecured, non-interest bearing and due on demand.

5.   Stock Option Plan

     Effective May 31, 2001 there are no stock options outstanding.

     Options were previously granted for services provided or to be provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

     The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model.

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the following periods would have been as follows:

                                                  November 30,       November 30,
                                                      2001               2000
                                                        $                  $
                                                   (unaudited)        (unaudited)
         Net loss
              As reported                            (40,025)           (144,035)
              Pro forma                              (40,025)           (151,485)

         Basic net loss per share
              As reported                              (0.01)              (0.01)
              Pro forma                                (0.01)              (0.01)

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 ("2001") COMPARED TO THE NINE MONTHS ENDED
NOVEMBER 30, 2000 ("2000")
--------------------------------------------------------------------------
There were no revenues during 2001 and 2000.

The net loss in 2001 decreased by $ 82,940 to $ 40,025 compared to $ 122,965 in 2000.

There was an decrease in administrative expenses by $ 39,384 to $ 38,071 from $77,455 due mainly to the termination of an investor relations contract with the Rowe Group. Our office, telephone and rent decreased by $11,356 to $6,405 in 2001 from $17,761 in 2000.

LIQUIDITY

During the three months ended November 30, 2001, we financed our operations from loans from our President in the amount of $33,288.

All funds raised were spent on operating activities as to $33,282.

As at November 30, 2001 we had a cash balance of $511 and current liabilities of $97,382 (not including the amount owing to the President and a shareholder) for a working capital deficit of $96,871. This working capital position is not adequate to meet overhead and development costs for the next twelve months.

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

Dated: January 14, 2002                  SIERRA GIGANTE RESOURCES, INC.

                                         By: /s/ Raymond Merry
                                         ---------------------------
                                                 Raymond Merry, President
                                                 (Principal Executive Officer)