Form 10QSB
period 2002-02-28
SIERRA GIGANTE RESOURCES INC
filed 2002-04-18
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002
                               -----------------

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

                                    YES X     NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 28, 2002 - 13,544,397 shares of common stock, $.001 par value.

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

Consolidated Balance Sheets......................................F-1

Consolidated Statements of Operations............................F-2

Consolidated Statements of Cash Flows............................F-3

Notes to the Consolidated Financial Statements...................F-4

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                                                                         February 28,      May 31,
                                                                                             2002           2001
                                                                                          (unaudited)     (audited)
                                                                                               $              $
                                     Assets
Current Assets

     Cash                                                                                        602            505
     Prepaid expenses and other current assets                                                23,529          2,080
                                                                                             -------        -------
                                                                                              24,131          2,585
Property, Plant and Equipment                                                                  1,731          2,355
                                                                                             -------        -------

Total Assets                                                                                  25,862          4,940
                                                                                             =======        =======
                      Liabilities and Stockholders' Deficit

Current Liabilities

     Accounts payable [Note1]                                                                 85,000         88,108
     Accrued liabilities                                                                       4,789          5,027
     Notes payable [Note 3]                                                                        -         56,000
     Due to related parties [Note 4]                                                         178,383        120,985
                                                                                             -------        -------

Total Current Liabilities                                                                    268,172        270,120
                                                                                             -------        -------
Contingent Liability [Note 1]

Stockholders' Equity

     Common stock [Note 5] - 25,000,000 shares authorized at $.001 par value,
     13,544,397 and 11,734,397 issued and outstanding respectively                            13,544         11,734
     Additional paid-in capital                                                              424,321        345,131
     Deficit accumulated during the development stage                                       (680,175)      (622,045)
                                                                                             -------        -------
Total Stockholders' Deficit                                                                 (242,340)      (265,180)
                                                                                             -------        -------
Total Liabilities and Stockholders' Deficit                                                   25,862          4,940
                                                                                             =======        =======

(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

                                        From June 3, 1998           Three Months          Nine Months
                                       (Date of Inception)              Ended                        Ended
                                         to February 28,            February 28,                 February 28,
                                              2002               2002          2001          2002           2001
                                                $                  $             $             $              $
Revenues                                           -                  -              -             -              -
                                            --------            -------        -------       -------       --------
Expenses

   General and Administrative

      Accounting and legal                    80,232              1,337          3,469         7,748         18,825
      Bank charges                             6,283                 96          1,399           545          3,273
      Consulting                             178,585             13,471         12,000        37,471         38,500
      Depreciation                             2,427                208            208           624            624
      Investor relations                      15,000                  -            660             -         15,660
      Office, telephone and rent              83,625              2,493          8,451         8,898         26,212
      Transfer agent and regulatory            4,275                135            183           525            731
                                            --------            -------        -------       -------       --------

                                             370,427             17,740         26,370        55,811        103,825
                                            --------            -------        -------       -------       --------

   Selling and Marketing

      Advertising                              4,218                  -              -             -              -
      Travel and promotion                    31,921                197            (89)        1,885          6,672
                                            --------            -------        -------       -------       --------

                                              36,139                197            (89)        1,885          6,672
                                            --------            -------        -------       -------       --------

   Product Development

      Amortization                            37,500                  -         12,500             -         37,500
      Web Site costs written-down to
          net realizable value                62,500                  -              -             -              -
      Consulting                              11,689                  -            394             -          4,930
      Internet and Web Site                    8,146                168             50           434          5,932
                                            --------            -------        -------       -------       --------

                                             119,835                168         12,944           434         48,362
                                            --------            -------        -------       -------       --------

   Natural Resource

      General exploration                     31,384                  -              -             -          3,321
      Mineral properties written-off         122,390                  -              -             -              -
                                            --------            -------        -------       -------       --------

                                             153,774                  -              -             -          3,321
                                            --------            -------        -------       -------       --------

Total Expenses                               680,175             18,105         39,225        58,130        162,180
                                            --------            -------        -------       -------       --------

Net Loss For The Period                     (680,175)           (18,105)       (39,225)      (58,130)      (162,180)
                                            ========            =======        =======       =======       ========

Basic Net Loss Per Share                                              -           (.01)            -           (.01)
                                            ========            =======        =======       =======       ========

Weighted Average Shares Outstanding                          12,711,000     11,734,000    12,339,000     11,714,000
                                            ========            =======        =======       =======       ========

Diluted net loss per share has not been disclosed as the result is anti-dilutive.

(See accompanying notes)

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                  For the
                                                                                             Nine Months Ended
                                                                                               February 28,
                                                                                           2002            2001
                                                                                             $               $
                                                                                        (unaudited)     (unaudited)
Cash Flows to Operating Activities:
     Net loss                                                                               (58,130)       (162,180)
     Adjustment to reconcile net loss to cash
         Depreciation and amortization                                                          624          38,124
         Acquisition of company [Note 1]                                                          -         (90,000)
         Consulting fees paid by issuance of shares                                           1,471               -
     Changes to non-cash working capital items
         Decrease in prepaid expenses and other current assets                                2,080              55
         Increase (decrease) in accounts payable and accrued liabilities                     (3,346)         83,656
                                                                                            -------        --------
Net Cash Used in Operating Activities                                                       (57,301)       (130,345)
                                                                                            -------        --------
Cash Flows from Financing Activities:
     Proceeds from related party loans                                                       57,398         116,110
     Proceeds from notes payable                                                                  -               -
     Proceeds from issuance of shares                                                             -          11,000
                                                                                            -------        --------
Net Cash Provided by Financing Activities                                                    57,398         127,110
                                                                                            -------        --------
Cash Flows to Investing Activities:
     Acquisition of property, plant and equipment                                                 -               -
     Mineral property costs                                                                       -               -
                                                                                            -------        --------
Net Cash Used in Investing Activities                                                             -               -
                                                                                            -------        --------
Increase (Decrease) in Cash During the Period                                                    97          (3,235)
Cash - Beginning of Period                                                                      505           3,586
                                                                                            -------        --------
Cash - End of Period                                                                            602             351
                                                                                            =======        ========
Non-Cash Financing Activities

     Shares issued to settle debt [Note 3]                                                   56,000               -
     The Company issued 10,000 shares valued at a
        nominal rate to acquire a Company                                                         -              10
     Shares issued in exchange for consulting services                                       25,000               -
                                                                                            =======        ========
Supplemental Disclosures:
     Interest paid                                                                                -           2,183
     Income taxes paid                                                                            -               -
                                                                                            =======        ========

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

     The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model. If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the following periods would have been as follows:

                                 February 28,       February 28,
                                     2002               2001
                                       $                  $
                                  (unaudited)        (unaudited)
Net loss

     As reported                 (56,853)         (162,080)
     Pro forma                   (56,853)         (170,380)
Basic net loss per share
     As reported                   (0.01)            (0.01)
     Pro forma                     (0.01)            (0.02)

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 ("2002") COMPARED TO THE NINE MONTHS ENDED
FEBRUARY 28, 2001 ("2001")
--------------------------------------------------------------------------
There were no revenues during 2002 and 2001.

The net loss in 2002 decreased by $104,050 to $58,130 compared to $ 162,180 in 2001.

There was a decrease in administrative expenses by $48,014 to $55,811 from $103,825 due mainly to the termination of an investor relations contract with the Rowe Group and to a decrease in our professional fees. Our office, telephone and rent decreased by $17,314 to $8,898 in 2002 from $26,212 in 2001.

LIQUIDITY

During the nine months ended February 28, 2002, we financed our operations from loans from our President in the amount of $57,398.

As at February 28, 2002 we had a cash balance of $602 and current liabilities of $89,789 (not including the amount owing to the President and a shareholder).

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

Dated: April 18, 2002                    SIERRA GIGANTE RESOURCES, INC.

                                         By: /s/ Raymond Merry
                                         ---------------------------
                                                 Raymond Merry, President
                                                 (Principal Executive Officer)