Form 10KSB
period 2002-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2002-09-13
CIK 1092534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

Commission File Number 0-31611

AVVAA WORLD HEALTH CARE PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-395714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 335, 3018 Schaeffer Road
Falkland, BC Canada    V0E 1W0
(Address of principal executive offices) (Zip Code)

(250) 379-2727
(Registrant''s telephone number, including area code)

Sierra Gigante Resources, Inc.
Suite 1000, 355 Burrard Street, Vancouver, Bc, Canada   V6C 2G8
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    [X]      No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (   )

Revenues for year ended May 31, 2001:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 10, 2002, was: $5,179,921

Number of shares of the registrant's common stock outstanding as of September 10, 2002 is: 15,121,701

Transfer Agent for the Company is:	Signature Stock Transfer, Inc. 14675 Midway Road, Suite 221 Addison, Texas 75001

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

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

Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 the Company acquired an Internet Web Site. The Company arranged for 500,000 previously issued restricted common shares be transferred to the vendor. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The vendor also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant which were subsequently cancelled. The Company does not intend to commercially exploit the business concept and management charged the net carrying value of $62,500 to operations during fiscal 2001.

Pursuant to an Agreement and Plan of Merger (the “Acquisition Agreement”) effective September 12, 2000, the Company acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of the Company valued at a nominal $10. On May 22, 2002, the Company and Anmore Management Inc. agreed to reduce the cash settlement of the Acquisition Agreement to $40,000 from $90,000. As of May 31, 2002, the Company had a remaining settlement balance owing of $17,500. This balance was paid in full subsequent to year end. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and the Company on September 12, 2000. Upon effectiveness of the acquisition, the Company elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 (“the Act”) and elects to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name of the Company. The Company’s officers and directors will become the officers and directors of Anmore Management Inc. Shares of the Company currently trade on PinkSheets under the ticker symbol “SGIG”. The $40,010 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.

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

On June 28, 2002 (the “Effective Date”), pursuant to a Share Exchange and Share Purchase Agreement (“Share Exchange”) among us; 648311 B.C. Ltd. (“648311”), a British Columbia corporation and our wholly owned subsidiary; and Mind Your Own Skin Products, Inc., (“MYOSP”) a British Columbia corporation, 648311 acquired 12,112,500 shares of MYOSP and we acquired 225,000 shares of MYOSP. The aggregate of 12,337,500 shares of MYOSP represented all of the issued and outstanding shares of MYOSP. In consideration for this transaction, the shareholders that transferred 12,112,500 shares to 648311, received 12,112,500 exchangeable shares of 648311. At the time of closing of this transaction, we issued 12,112,500 of our shares to 648311. The exchangeable shares can be converted into an equivalent amount of our shares. The one shareholder that transferred 225,000 shares in MYOSP to us received 225,000 of our shares. Prior to this transaction, we had 2,708,879 shares issued and outstanding. After this transaction, we had 15,046,379 shares issued and outstanding.

On the Effective Date, Raymond Merry resigned as our President and Chief Executive Officer, but remained as our director. William G. Davenport resigned as our director. The following persons became members of our board of directors: Jack Farley, Charles Austin and Dr. Mark Alden. Mr. Farley also became President and Chief Executive Officer and Mr. Austin also became Chief Financial Officer and Secretary.

The Share Exchange was approved by the unanimous consent of the Board of Directors of Sierra Gigante, 648311 and MYOSP on June 28, 2002.

We changed our name to AVVAA World Health Care Products, Inc.

Business Plan

Presently, our mission is to provide medically safe, natural, non-toxic products that treat skin abnormalities as well as enhance natural clarity and texture of healthy skin.

Pursuant to two separate license agreements, as amended, we have been granted, by the inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received US FDA approvals as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products are in the process of renewal. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania.

The agreements provide for the joint ownership of all applicable patents and patents pending, patent applications, trade marks, copyright, secret processes, formulae, technical data and other scientific and technical information has been secured.

We have developed a business plan and conducted research with respect to marketing the products.

With a team of American doctors and industry leaders, in pharmaceutical marketing and manufacturing, we are poised to globally market, manufacture and distribute over-the-counter, non-toxic, all natural skin care products to control specific skin disorders including eczema, psoriasis, dermatitis, acne and various other types of skin conditions.

The initial launch of products will take place in the United States with an estimated market size of 40 million people and a market spending of US $4 Billion. US market share projections reflect a 0.13% of total market share in Year 1, increasing to 2.2% in Year 5. Canada and the rest of North and South America, Latin America and the Caribbean will be penetrated in Years 4 and 5.

To carry out the marketing strategies, we will concentrate on a strong relationship with consumer and channel customers to drive sales in the market areas of direct consumer, institutional, mainstream retail & specialty merchants, private brand and cosmetic companies, and health and natural food stores. The core products will be initially introduced throughout the US followed by the rest of the Americas and the world. Contacting of both pharmaceutical sales and marketing specialists, as well as manufacturing and distribution, companies has been ongoing.

Our’ confidence in the effectiveness and safety of these products is founded in extensive data including European clinical trials and evaluation and research spanning over a decade. Our’ major goal is to provide a better quality of life for our customers by relieving the severe and underlying pain caused by skin disorders while at the same time generating substantial returns for investors.

We are currently seeking US $14,000,000 of capital to fund the initial stages of our rollout development and to progress the strategic business plan. Once funding is secured we can aggressively and immediately move forward (a) to establish operations and administration (b) to commence product manufacturing and distribution (c) to launch our core products throughout the US and (d) to establish a research and development division.

EMPLOYEES

As of September 10, 2002 AVVAA had filled the positions for the senior executive team with appointments of the following officers: President and Chief Executive Officer, CFO and Secretary, Executive Vice president Marketing and Sales, Vice president Animal Care Products, Vice president Manufacturing and Distribution and Vice president Research and Development. Seven additional key marketing and sales personnel have been selected and are committed to joining AVVAA . There are no contractual arrangements with the senior executive team or the additional employees.

ITEM 2.     DESCRIPTION OF PROPERTY

During the year ending May 31, 2002, we shared office space in a building located at Suite 1000-355 Burrard Street, Vancouver, British Columbia, Canada. Our office provided sufficient work space for our operations during such period. The office consisted of approximately 850 square feet leased to us at the rate of approximately $4.00 (Canadian) per square foot or $3,424.00 (Canadian) per month including goods and services tax.

AVVAA's corporate office is located in Philadelphia, Pennsylvania at Two Penn Center, Suite 200, Philadelphia, Pennsylvania 19102. The office consists approximately 750 square feet lease to us at an annualized rate of $2,400. The operations center is currently located at the home of our President, Chief Financial Officer and Director, Jack Farley at 3018 Schaeffer Road, Falkland, B.C. Canada and there is no charge. AVVAA has entered into negotiations for expanded office space for an operations center in the City of Vernon B.C. Canada.

ITEM 3.     LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 10, 2002 there were approximately 47 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 47. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol “AVVW.”

The reported high and low bid prices for our common stock are shown below for each quarter since February 23, 2001. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not not necessarily reflect actual transactions.

Period	HIGH BID	LOW BID

2001

First Quarter from February 23, 2001	.156	.05
Second Quarter	.18	.10
Third Quarter	1.40	.11
Fourth Quarter	1.25	.125

2002

First Quarter	.60	.10
Second Quarter	.90	.135
Third Quarter to September 10, 2002	.88	.36

DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION

This report contains forward-looking statements. The words, “anticipate”, “believe”, expect”, “plan”, “intend”, “estimate”, “project”, “could”, “may”, “foresee”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements.

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

Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 the Company acquired an Internet Web Site. The Company arranged for 500,000 previously issued restricted common shares be transferred to the vendor. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The vendor also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant which were subsequently cancelled. The Company does not intend to commercially exploit the business concept and management charged the net carrying value of $62,500 to operations during fiscal 2001.

Pursuant to an Agreement and Plan of Merger (the “Acquisition Agreement”) effective September 12, 2000, the Company acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of the Company valued at a nominal $10. On May 22, 2002, the Company and Anmore Management Inc. agreed to reduce the cash settlement of the Acquisition Agreement to $40,000 from $90,000. As of May 31, 2002, the Company had a remaining settlement balance owing of $17,500. This balance was paid in full subsequent to year end. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and the Company on September 12, 2000. Upon effectiveness of the acquisition, the Company elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 (“the Act”) and elects to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name of the Company. The Company’s officers and directors will become the officers and directors of Anmore Management Inc. Shares of the Company currently trade on PinkSheets under the ticker symbol “SGIG”. The $40,010 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.

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

Subsequent to May 31, 2002, we consolidated our share capital on a 1 new for 5 old basis. We then acquired 12,337,500 shares of Mind Your Own Skin Products, Inc. (“MYOSP”) which represented all of the issued and outstanding shares of MYOSP. In exchange, we issued 12,337,500 shares to the shareholders of MYOSP. After this transaction we have 15,046,379 shares outstanding. This acquisition resulted in a reverse merger of our company by MYOSP. On July 5, 2002, we changed our name to AVVAA World Health Care Products, Inc.

Our shares currently trade on the OTC Bulletin Board under the ticker symbol "AVVW".

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2002 ("2002") COMPARED TO THE YEAR ENDED MAY 31, 2001 ("2001")

There were no revenues during 2002 and 2001.

The net income in 2002 was $37,589 compared to a net loss of $252,215 in 2001, an increase of $289,804.

The main factor contributing to net income in 2002 was the President’s forgiveness of $116,000 in unpaid management fees owing to him.

In 2002, there were no expenditures on product development whereas in 2001 these expenditures totaled $112,126.

Office, telephone and rent expenditures were reduced by $21,123 to $12,158 in 2002 from $33,281 in 2001.

Consulting fees paid in 2002 were $53,882 compared to $50,500 in 2001. Of these amounts the consulting fees paid to the President were $48,000 in 2002 and $48,000 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2002, we financed our operations from loan proceeds from our previous President in the amount of $92,774.

These funds raised were spent on operating activities of $92,875.

Our non-cash financing transactions were as follows:

o	1,250,000 common shares were issued at a fair market value of $0.02 per share for consulting services totaling $25,000
o	A $56,000 note owing to a shareholder was settled by issuing 560,000 restricted common shares at $0.10 per share.

As at May 31, 2002, we had a cash balance of $404 and prepaid expenses and other current assets totaling $19,118 and current liabilities of $19,877 not including $97,759 owing to our previous President and a shareholder for a working capital deficit of $96,591. This working capital deficit situation is not adequate to meet our current liabilities or costs for the next twelve months.

ITEM 7.     FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are included herein.

Sierra Gigante Resources, Inc.
(A Development Stage Company)

M A N N I N G E L L I O T T	11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

C H A R T E R E D A C C O U N T A N T S	Phone 604.714.3600 Fax: 604.714.3669 Web: manningelliott.com

Report of Independent Auditors’

To The Stockholders and Board of Directors
of Sierra Gigante Resources, Inc.

We have audited the accompanying consolidated balance sheets of Sierra Gigante Resources, Inc. (A Development Stage Company) as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from June 3, 1998 (date of inception) to May 31, 2002 and the years ended May 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Sierra Gigante Resources, Inc. (A Development Stage Company), as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 3, 1998 (date of inception) to May 31, 2002 and the years ended May 31, 2002 and 2001, in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations since inception, no source of revenues and a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments which might result from the outcome of this uncertainty.

/s/ "Manning Elliott"

Chartered Accountants

Vancouver, Canada

August 7, 2002

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                                                               May 31,        May 31,
                                                                                2002           2001
                                                                                  $              $
                                                       Assets

Current Assets

     Cash                                                                           404            505
     Prepaid expenses and other current assets                                   19,118          2,080
------------------------------------------------------------------------------------------------------

                                                                                 19,522          2,585

Property, Plant and Equipment [Note 3]                                            1,523          2,355
------------------------------------------------------------------------------------------------------

Total Assets                                                                     21,045          4,940
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

                                        Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                            17,877         88,108
     Accrued liabilities                                                          2,000          5,027
     Notes payable [Note 4]                                                           -         56,000
     Due to related parties [Note 5]                                             97,759        120,985
------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                       117,636        270,120
------------------------------------------------------------------------------------------------------

Contingent Liability [Note 1]
Subsequent Event [Note 6]

Stockholders' Equity

     Common stock - 25,000,000 shares authorized at $.001 par value,
     13,544,397 and 11,734,397 issued and outstanding respectively               13,544         11,734

     Additional paid-in capital                                                 474,321        345,131

     Deficit accumulated during the development stage                          (584,456)      (622,045)
------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                      (96,591)       265,180
------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                       21,045          4,940
------------------------------------------------------------------------------------------------------

(See accompanying notes)

                                                       F-2

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

                                                                  Accumulated from                For the
                                                                    June 3, 1998                Years Ended
                                                                 (Date of Inception)              May 31,
                                                                   to May 31, 2002         2002            2001
                                                                          $                  $               $

Revenues                                                                      -                   -               -
-------------------------------------------------------------------------------------------------------------------

Expenses

     Accounting and legal                                                84,075              11,591          23,509
     Bank charges                                                         6,342                 604           4,633
     Consulting [Note 5]                                                194,996              53,882          50,500
     Depreciation                                                         2,635                 832             832
     Forgiveness of consulting fees [Note 5]                           (116,000)           (116,000)              -
     Forgiveness of interest payable                                     (3,789)             (3,789)              -
     Investor relations                                                  15,000                   -          15,000
     Natural resource expenditures                                      153,774                   -           3,322
     Office, telephone and rent                                          86,885              12,158          33,281
     Product development                                                119,401                   -         112,126
     Selling and marketing                                               36,472               2,218           7,151
     Transfer agent and regulatory                                        4,665                 915           1,861
-------------------------------------------------------------------------------------------------------------------

Total Expenses                                                          584,456             (37,589)        252,215
-------------------------------------------------------------------------------------------------------------------

Net Income (Loss) For The Period                                       (584,456)             37,589        (252,215)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Basic Net Income (Loss) Per Share                                                               .01           (0.02)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                                                      12,641,000      11,719,000
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Diluted net loss per share has not been disclosed as the result is anti-dilutive.

(See accompanying notes)

                                                       F-3

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity

                                                                                             Additional
                                                                          Common StockPaid-inAccumulated
                                                                       Shares      Amount      Capital        Deficit
                                                                          #           $           $              $
-----------------------------------------------------------------------------------------------------------------------

Balance at June 3, 1998 (Date of Inception)                                    -         -           -              -

Issuance of Shares:

   July 22, 1998, Rule 144 restricted shares for cash                  8,000,000     8,000           -              -
   August 28, 1998, unrestricted shares for cash                         761,160       761      52,579              -
   April 6, 1999, Rule 504 unrestricted shares for cash                   71,752        72      18,095              -
   April 6, 1999, Rule 504 unrestricted shares for
      conversion of convertible debentures                               208,484       208      60,250              -

Net Loss For The Period                                                        -         -           -       (102,298)
-----------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1999                                                9,041,396     9,041     130,924       (102,298)

Issuance of Shares:

   June 24, 1999, Rule 144 restricted shares for cash                  2,000,000     2,000           -              -

   March 15, 2000, Rule 504 unrestricted shares for
        conversion of notes payable                                      505,667       506     151,194              -

   March 24, 2000, Rule 504 unrestricted shares for cash                 100,000       100      29,900              -

   May 9, 2000, previously issued restricted shares
        transferred to acquire property                                        -         -     100,000              -

Net Loss For The Year                                                          -         -           -       (267,532)
-----------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2000                                               11,647,063    11,647     412,018       (369,830)

Issuance of Shares:

   July 25, 2000, Rule 504 unrestricted shares for cash                   77,334        77      23,123              -

   September 12, 2000, Rule 144 restricted shares for
       acquisition of Anmore Management Inc. [Note 1]                     10,000        10           -              -

   Reorganization costs                                                        -         -     (90,010)             -

Net Loss For The Year                                                          -         -           -       (252,215)
-----------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2001                                               11,734,397    11,734     345,131       (622,045)

Issuance of Shares:

   July 16, 2001, restricted shares for
       conversion of notes payable                                       560,000       560      55,440              -

   February 1, 2002, unrestricted shares
       for consulting services                                         1,250,000     1,250      23,750              -

   Reduction of reorganization costs                                           -         -      50,000              -

Net Income For the Year                                                        -         -           -         37,589
-----------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2002                                               13,544,397    13,544     474,321       (584,456)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

(See accompanying notes)

                                                       F-4

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                  Accumulated from                For the
                                                                    June 3, 1998                Years Ended
                                                                 (Date of Inception)              May 31,
                                                                   to May 31, 2002         2002            2001
                                                                          $                  $               $
Cash Flows to Operating Activities:
  Net income (loss)                                                    (584,456)             37,589        (252,215)
  Adjustments to reconcile net loss to cash
     Depreciation and amortization                                       40,135                 832          38,332
     Mineral properties written off                                     122,390                   -               1
     Web Site costs written down to net realizable value                 62,500                   -          62,500
     Recapitalization costs                                             (40,000)             50,000         (90,000)
     Stock based compensation                                             5,882               5,882               -
     Forgiveness of consulting fees                                    (116,000)           (116,000)              -
     Forgiveness of interest payable                                     (3,789)             (3,789)              -
  Changes to non-cash working capital items
     Decrease in prepaid expenses and other current assets                    -               2,080              58
     Increase (decrease) in accounts payable and accrued liabilities     23,666             (69,469)         82,099
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                  (489,672)            (92,875)       (159,225)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from related party loans                                     213,759              92,774          89,144
  Proceeds from issuance of convertible debentures                       60,458                   -               -
  Proceeds from notes payable                                           219,900                   -          56,000
  Proceeds from issuance of shares                                      122,507                   -          11,000
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                               616,624              92,774         156,144
-------------------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities:
  Acquisition of property, plant and equipment                           (4,158)                  -               -
  Mineral property costs                                               (122,390)                  -               -
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                  (126,548)                  -               -
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash During the Period                               404                (101)         (3,081)

Cash - Beginning of Period                                                    -                 505           3,586
-------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                        404                 404             505
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities
  Convertible debentures were converted into
     208,484 shares on April 16, 1999.                                   60,458                   -               -
  The Company acquired property through the
     transfer of 500,000 previously issued restricted
     shares at a fair value of $100,000.                                100,000                   -               -
  In March, 2000, the Company issued 505,667
     shares at a fair market value of $0.30 per share
     to repay notes payable.                                            151,700                   -               -
  In September, 2000 the Company issued 10,000
     shares valued at a nominal amount as part of
     recapitalizing the Company [Note 1]                                     10                   -              10
  On July 16, 2001, the Company issued 560,000 shares at a
     fair market value of $0.10 per share to repay notes payable         56,000              56,000               -
  On February 1, 2002, the Company issued 1,250,000 shares
     at a fair market value of $0.02 per share for consulting services   25,000              25,000               -
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
  Interest paid                                                                                                   -
  Income taxes paid                                                                                               -
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(See accompanying notes)

                                                       F-5

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

Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 the Company acquired an Internet Web Site. The Company arranged for 500,000 previously issued restricted common shares be transferred to the vendor. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The vendor also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant which were subsequently cancelled. The Company does not intend to commercially exploit the business concept and management charged the net carrying value of $62,500 to operations during fiscal 2001.

Pursuant to an Agreement and Plan of Merger (the “Acquisition Agreement”) effective September 12, 2000, the Company acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of the Company valued at a nominal $10. On May 22, 2002, the Company and Anmore Management Inc. agreed to reduce the cash settlement of the Acquisition Agreement to $40,000 from $90,000. As of May 31, 2002, the Company had a remaining settlement balance owing of $17,500. This balance was paid in full subsequent to year end. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and the Company on September 12, 2000. Upon effectiveness of the acquisition, the Company elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 (“the Act”) and elects to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name of the Company. The Company’s officers and directors will become the officers and directors of Anmore Management Inc. Shares of the Company currently trade on PinkSheets under the ticker symbol “SGIG”. The $40,010 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.

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

Long Lived Assets

        Long lived assets are recorded at cost. Amortization is computed on a straight-line basis using estimated useful life.

The carrying value of the long lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company’s ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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

There is no provision for income taxes due to net loss as incurred and no state income tax in Nevada, the state of the Company's domicile. The Company's total deferred tax asset as of May 31, 2002 and 2001, is as follows:

	2002	2001
	$	$
Net operating loss	-	(252,000)
Valuation allowance	-	252,000
Net deferred tax asset	-	-

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company has incurred net operating losses as follows:

Year of Loss	Amount $	Year of Expiration

1999	68,000	2014
2000	268,000	2015
2001	252,000	2016

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

Financial Instruments

The fair value of the Company’s current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

3.	Property, Plant and Equipment

	Cost $	Accumulated Amortization $	2002 Net Carrying Value $	2001 Net CArrying Value $

Office equipment	4,158	2,635	1,523	2,355

4.	Notes Payable

The notes were unsecured, due on demand and bear interest at prime plus 1%. On July 16, 2001 these notes totalling $56,000 were converted into 560,000 restricted common shares at $0.10 per share.

5.	Due to Related Parties/Related Party Transactions

(a)	The Company paid consulting fees of $48,000 (2001 - $48,000) to the President of the Company. On June 30, 2002, the President forgave $116,000 in unpaid management fees owing to him.

(b)	Amounts owing to related parties represent cash advances from the President of the Company which are unsecured, non-interest bearing and due on demand.

Sierra Gigante Resources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

6.	Subsequent Event

Subsequent to May 31, 2002 the Company consolidated its share capital on a 1 new for 5 old basis. The Company then acquired 12,337,500 shares of Mind Your Own Skin Products, Inc. (“MYOSP”) which represented all of the issued and outstanding shares of MYOSP. In exchange, the Company issued 12,337,500 shares to the shareholders of MYOSP. After this transaction the Company has 15,046,379 shares outstanding. This acquisition resulted in a reverse merger of the Company by MYOSP. The Company will change its name to AVVAA World Health Care Products, Inc.

MYOSP doing business as AVVAA World Health Care Products is a global biotechnology company providing all natural, therapeutic skin care products that improve the quality of life and well being for customers. Its patented European skin care formulas are scientifically developed to relieve and treat the symptoms of skin diseases including eczema, psoriasis and acne. MYOSP will globally manufacture and market the O-T-C Neuroskin line of skin care products through mass, food and drug channels in the United States. Its four flagship core products are FDA approved.

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and officers as of May 31, 2002 and September 10, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position

Jack Farley	59	President, Chief Executive Officer and Director as of September 10, 2002

Charles Austin	65	Chief Financial Officer, Secretary and Director as of September 10, 2002

Dr. Mark Alden	50	Director as of September 10, 2002

Raymond Merry	44	President, Chief Executive Officer and Director as of May 31, 2002; Director only as of September 10, 2002;

Dr. William G. Davenport	57	Director as of May 31, 2002; no longer a Director as of September 10, 2002

JACK FARLEY has been our President, Chief Executive Officer and a member of the Board of Directors since June 28, 2002. Since November 1995 he has been the President of Mind Your Own Skin Products, Inc. Since such time he was also President and Chief Executive Officer of Shield- Tech Products Inc. an environmental products company which Mr. Farley founded. In December 2000 he resigned as officer of Shield-Tech Products, Inc. to work full time for Mind Your Own Skin Products, Inc. Mr. Farley has undertaken extensive training courses in public speaking skills, financial analysis, marketing, negotiating, management and labor relations.

From September 1963 to 1995, Mr. Farley worked for Petro-Canada Marketing, a major international petroleum corporation. Between 1963 and 1972, Mr. Farley was employed in several capacities at Petro-Canada Marketing as a Sales Trainee up to a Senior Marketing Representative for all markets in Northern Manitoba. From 1973 to 1989 he was employed at Petro-Canada Marketing in the following capacities: Manager, Planning Advisor, Merchandising Advisor, Forestry Account Executive. From1989 to 1995 he was the Senior Forestry Account Executive for Western Canada and manager of Bunker (heavy fuel) sales out of the Western Canadian Refineries. As the Senior Forestry Account Executive he was responsible for the sales and distribution to all major forestry companies in Western Canada. Mr. Farley was also a Lubricant Technical Sales and Marketing Consultant for the United Stated markets from June 1996 to June 1998. He brings extensive experience in planning, distribution, retailing, merchandising and contract negotiation.

CHARLES AUSTIN has been our Chief Financial Officer, Secretary and a member of the Board of Directors since June 28, 2002. Mr. Austin was the Chief Financial Officer and Manager of Development and Planning of Mind Your Own Skin Products, Inc. In such capacity he assisted the President in preparing business plan and operating budgets and prepared long range financial projections and facility plans. He also completed all required financial statements and conducted the annual strategic planning meeting with the Executive Team.

From 1999 to 2000 he worked as a consultant for BC businesses. He conducted assessment of businesses and profitability improvement checkups and identified and reported areas for profit improvement. He also assisted these companies in the development of business plans and assisting in the implementation of related action plans.

From 1997 to 1999 he was the managing director of Triathlon Canada where he facilitated in the development and implementation of a strategic plan entitled “Towards 2000 and Beyond”. He also participated in the development of prize winning marketing materials and had extensive involvement in the fund raising and communications program.

From 1970 to 1996 he was a Senior Audit Partner for Ernst & Young, Mr. Austin provided audit, accounting, taxation, information systems and general business advice to a wide range of clients including many public companies ranging from start-ups to multi-nationals. Some of his clients included: Luscar, Echo Bay Mines, ZCL Manufacturing, Falconbridge and Inventronics. He was also a member of Ernst & Young’s National Audit Policy and Accounting Policy Committees. Mr. Austin received his Bachelor of Business Administration (honours) from the University of Western Ontario in 1961 and became a chartered accountant in 1964.

DR. MARK ALDEN has been a member of our Board of Directors since June 28, 2002. Dr. Alden has been associated with Mind Your Own Skin Products, Inc. for the last 7 years and has worked on applications of Mind Your Own Skin Products, Inc.'s products. He is in the process of commencing clinical trials that include effective burn treatment.

Since August 2000 he has been the Clinical Service Chief and Assistant Professor at the Medical College of Pennsylvania-Hahnemann University. From February 1999 to August 2000 he was the Chairman of the Radiation Oncology Department at the Wiles-Barre General Hospital. From April 1997 to January 1999 he was the medical director of the TriCounty Regional Cancer Center (Holy Redeemer Hospital and Warminster General Hospital) in Southampton, Pennsylvania. From December 1995 to April 1997 he was employed at the St. Mary Regional Cancer Center in Langhorne, Pennsylvania. From January 1993 to December 1995 Dr. Alden was an Assistant Professor and Instructor at the Department of Radiation Oncology and Nuclear Medicine at the Thomas Jefferson University Hospital.

Dr. Alden received his Associate Arts Degree in 1973 from the Academy of the New Church College in Bryn Athyn, Pennsylvania. He received in Bachelor of Arts Degree from Penn State University in 1975. In 1979, he received his Master of Divinity from the Academy of the New Church Theological School in Bryn Athyn, Pennsylvania. He received his Doctor of Medicine in 1988 from the Jefferson Medical Hospital in Philadelphia, Pennsylvania in 1988 and his General Surgery PGYI from Abington Memorial Hospital in 1989. He was a resident and a fellow in the Department of Radiation Oncology and Nuclear Medicine at Thomas Jefferson University Hospital from 1989 to 1992. He is licensed in Pennsylvania, New Jersey and Indiana and was Board Certified in Radiation Oncology in 1994. He has also published many articles and been involved in both National and Local Presentations.

RAYMOND MERRY is our Director. He was our President, Chief Executive Officer and Director as of May 31, 2002. Mr. Merry served as our President, CEO and as a Director since his appointment on July 1, 1998.

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

DR. WILLIAM G. DAVENPORT, was our Director as of May 31, 2002. He is no longer a director. Dr. Davenport was appointed to our Board of Directors on March 29, 2000.

Dr. Davenport has a Ph.D. in psychology from the University of Newcastle in Australia. He has authored numerous articles in signal detection and decision- making. Dr. Davenport has managed, owned, operated and supervised the construction of numerous nursing homes in the Greater Vancouver region and is President of both High West Homes Ltd. and Argosy Limited (from 1980 to the present date), and was a Vice President and Principal of Capital Development Corporation from 1991 until 1994. Both companies provide financing structures for the development of health care centers, nursing homes, retirement facilities and multi- family housing units. Dr. Davenport's firm has been involved in financing and investment structures for international projects.

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

Compliance with Section 16(a) of the Exchange Act

Since becoming a 1934 Act company on September 22, 2000, we have not yet filed Form 3‘s for any of our officers, directors or 10% shareholders. In addition, we have not filed a Form 5 for our fiscal year ended May 31, 2001 or May 31, 2002.

ITEM 10.     EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in fiscal year ending May 31, 2002 and 2001 whose salary and compensation exceeded $100,000. In fiscal year ending May 31, 2002 and 2001, no officer received compensation in excess of $100,000.

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with us.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 10, 2002, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each Director who owns our common stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of our outstanding shares. We currently have a total of 15,121,701 sharesissued and outstanding.

Security Ownership of Beneficial Owners

Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Jack Farley 3018 Schaeffer Road Falkland, BC, Canada VOE 1Wo	4,950,000 (1)	32.73%

Charles Austin 13503 Surmac Lane Vernon, BC, Canada V1B 1A1	187,500	1.24%

Dr. Mark Alden 2709 Alden Road Bryn Athyn, Pennsylvania 19009	225,000	1.49%

Ray Merry 355 Burrard Street, Suite 1000 Vancouver, BC, Canada V6C 2G8	1,300,000	8.60%

Peter Thomas Black 684 Gleneagles Drive Kamloops, BC, Canada V2E 1Z1	975,000	6.45%

Frederick Taylor 88 Lakeport Road, Unit #13 St. Catherines, Ontario, Canada L2N 4P8	975,000	6.45%

S. Anne Taylor and Barrie Taylor 88 Lakeport Road, Unit #13 St. Catherines, Ontario, Canada L2N 4P8	975,000	6.45%

Lloyd Clay 1128 Limestone Cres Prince George, BC, Canada V2M 4Z2	975,000	6.45%

Gail Christine Strachan 9262 Highway 97A RR1 S8 C13 Mara, BC, Canada V0E 2KO	975,000	6.45%

Directors and Officers as a group (4 persons)	6,662,500	44.06%

(1) This amount includes 2,475,000 shares owned by Lorie Dale Campbell-Farley, Mr. Farley's wife.

Officers and Directors

Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Jack Farley 3018 Schaeffer Road Falkland, BC, Canada VOE 1Wo	4,950,000	32.73%

Charles Austin 13503 Surmac Lane Vernon, BC, Canada V1B 1A1	187,500	1.24%

Dr. Mark Alden 2709 Alden Road Bryn Athyn, Pennsylvania 19009	225,000	1.49%

Ray Merry 355 Burrard Street, Suite 1000 Vancouver, BC, Canada V6C 2G8	1,300,000	8.60%

Directors and Officers as a group (4 persons)	6,662,500	44.06%

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B apart from the following:

(a)  Our operations center is currently located at the home of our President, Chief Financial Officer and Director, Jack Farley at 3018 Schaeffer Road, Falkland, B.C. Canada and there is no charge.

(b)   Marino Middleton-Consulting Agreement. On March 14, 2000, we entered into a consulting agreement with Marino Middleton. The consulting agreement is for an initial six-month term, and may be extended for further six-month terms on the mutual agreement of the parties. Under the terms of the consulting agreement, Mr. Middleton provides us with computer-related services, including, but not limited to, website design, software and database application design and implementation, market research and promotion, co-ordination of staffing and employees and such further and other services as the parties may agree to. Mr. Middleton is compensated on an hourly rate for such services as he may be called upon to provide, at the rate of Cdn$50.00 per hour.

(c)   Marino Middleton-Assignment Agreement. On March 14, 2000, we entered into an assignment agreement with Isoplus Quality Systems Ltd., and its principal Marino Middleton whereby we were assigned all of Isoplus and Middleton’s right, title and interest in and to the e-commerce industrial auction web site concept and related programming and documentation (see Item 1-“Description of Business” for full details).

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

PART III

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

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

3(i)	Certificate of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

(1)	Incorporated by reference to the Registrant's Form 8-K12G3, filed on September 22, 2000 (SEC File No. 000-31611).

(b)	Reports on Form 8-K

None

ITEM 14.     Controls and Procedures

I Jack Farley certify that:

1.	I have reviewed this annual report on Form 10-KSB of AVVA World Health Care Products, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     September 2,  2002

/s/ Jack Farley President, Chief Executive Office and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ Jack Farley JACK FARLEY PRESIDENT, CHIEF EXECUTIVE OFFICER

Dated: September 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jack Farley Jack Farley	President, Chief Executive Officer and Director	Dated: September 12, 2002

By:	/s/ Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: September 12, 2002

By:	/s/ Mark Alden Mark Alden	Director	Dated: September 12, 2002

By:	/s/ Raymond Merry Raymond Merry	Director	Dated: September 12, 2002