Form 10QSB
period 2002-08-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2002-10-15
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26715

AVVAA WORLD HEALTH CARE PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-395714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 335, 3018 Schaeffer Road
Falkland, BC Canada    V0E 1W0
(Address of principal executive offices) (Zip Code)

(250) 379-2727
(Registrant''s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 15,2002, we had 15,121,701 shares of common stock outstanding, $0.001 par value.

AVVAA World Health Care Products, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2002 are not necessarily indicative of results that may be expected for the year ending May 31, 2003. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.
Financial Statements Table of Contents

Page #
Consolidated Balance Sheets As of August 31, 2002 and May 31, 2002	1

Consolidated Statements of Operations Accumulated from March 25, 1999 to Date of Inception August 31, 2002 and for the Three Months Ended August 31, 2002 and 2001	2

Consolidated Statements of Cash Flows Accumulated from March 25, 1999 to Date of Inception August 31, 2002 and for the Three Months Ended August 31, 2002 and 2001	3

Notes to the Financial Statements	4-

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)

                                                                             August 31,          May 31,
                                                                                2002               2002
                                                                                  $                 $
                                                                             (unaudited)        (audited)

Assets

Current Assets

     Cash                                                                            1,497               404
     Prepaid expenses and other                                                     14,706            19,118
-------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                16,203            19,522

Patent Protection Costs (Note 3)                                                    10,000                 -

Advance Royalty Deposits (Note 3)                                                  220,000                 -

Property, Plant and Equipment (Note 4)                                               1,315             1,523
-------------------------------------------------------------------------------------------------------------

Total Assets                                                                       247,518            21,045
=============================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                                       302,058            17,877
   Accrued liabilities                                                              57,095             2,000
   Advances from related parties (Note 6)                                          620,590            97,759
   Other advances (Note 7)                                                         134,338                 -
-------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                        1,114,081           117,636
-------------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock (Note 8) - 25,000,000  shares  authorized  at $0.001 par value;
15,046,379 and 13,544,397 issued and outstanding respectively                       15,046            13,544

Paid in Capital                                                                    198,270           474,321

Deficit Accumulated During Development Stage                                   (1,079,879)         (584,456)
-------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                      (866,563)          (96,591)
-------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                        247,518            21,045
=============================================================================================================

Contingent Liability (Note 1)
Subsequent Event (Note 8)

                      (The Accompanying Notes are an Integral Part of the Financial Statements)

                                                        -1-

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)

                                                 Accumulated from
                                                  March 25, 1999      Three months    Three months
                                                (Date of Inception)      Ended           Ended
                                                   to August 31,       August 31,      August 31,
                                                       2002               2002            2001
                                                         $                 $               $

Revenue                                                            -              -               -
---------------------------------------------------------------------------------------------------

Expenses

   General and Administration

     Amortization                                               208            208               -
     Consulting                                             293,067        116,399           4,876
     Foreign exchange                                        11,099       (13,762)               -
     Interest                                                20,417          2,260               -
     Office                                                  13,504          6,222             488
     Professional fees                                      131,314         32,672               -
     Travel                                                  17,273             68               -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

                                                            486,882        144,067           5,364
---------------------------------------------------------------------------------------------------

   Selling and marketing

     Consulting                                              52,668         18,538               -
     Promotion                                               15,195         14,801               -
---------------------------------------------------------------------------------------------------

                                                             67,863         33,339               -
---------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                             408,909              -          79,358
     Health agency approvals                                106,437              -               -
     Rent                                                     9,788              -               -
---------------------------------------------------------------------------------------------------

                                                            525,134              -          79,358
---------------------------------------------------------------------------------------------------

Loss for the period                                     (1,079,879)      (177,406)        (84,722)
===================================================================================================

Loss per share, basic and diluted                                           (0.01)          (0.01)
===================================================================================================

Weighted average common shares outstanding                              15,000,000      13,000,000
===================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

                      (The Accompanying Notes are an Integral Part of the Financial Statements)

                                                        -2-

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)
                                                             Accumulated from
                                                              March 25, 1999       Three Months    Three Months
                                                            (Date of Inception)       Ended           Ended
                                                               to August 31,        August 31,      August 31,
                                                                   2002                2002            2001
                                                                    $                   $               $

Operating Activities

   Loss for the period                                            (1,079,879)      (177,406)        (84,742)

   Adjustments to reconcile net loss to cash

     Amortization                                                         208            208               -
     Recapitalization costs                                          (98,114)       (98,114)               -

   Change in non-cash working capital items

     Increase in prepaid expenses and other assets                   (14,706)       (10,909)        (37,604)
     Increase (decrease) in accounts payable and accrued
     liabilities                                                      359,341        123,148           (398)
-------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                               (833,150)      (163,073)       (122,744)
-------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from related parties                                      565,590        162,107          83,369
   Advances from others                                               134,338          2,246           2,066
   Issuance of convertible debentures                                 300,000              -          37,500
   Issuance of common shares                                            9,719              -               -
-------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                           1,009,647        164,353         122,935
-------------------------------------------------------------------------------------------------------------

Investing Activities

   Patent protection costs                                           (10,000)              -               -
   Advance royalty deposits                                         (165,000)              -               -
-------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                               (175,000)              -               -
-------------------------------------------------------------------------------------------------------------

Increase in Cash                                                        1,497          1,280             191

Cash - Beginning of Period                                                  -            217            (51)
-------------------------------------------------------------------------------------------------------------

Cash- End of Period                                                     1,497          1,497           (140)
=============================================================================================================

Non-Cash Financing Activities

   Advance royalty deposits payable                                    55,000              -               -
   Shares issued to settle debt                                           188              -               -
   Shares issued for convertible debenture conversions                300,000              -               -
-------------------------------------------------------------------------------------------------------------

                                                                      355,188              -               -
=============================================================================================================
Supplemental Disclosures

   Interest paid in cash                                                    -              -               -
   Income taxes paid in cash                                                -              -               -

                      (The Accompanying Notes are an Integral Part of the Financial Statements)

                                                        -3-

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources, Inc.) (the "Company") was incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 the Company completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. ("MYOSP"), a company incorporated under the Company Act of the Province of British Columbia, Canada. Consideration was 12,337,500 common shares, after a 1 new for 5 old consolidation of the Company's issued share capital. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. The former shareholders of MYOSP own 82% of the issued and outstanding shares of the Company. Certain directors and officers of MYOSP became directors and officers of the Company.

The Company is a global biotechnology company specializing in providing all natural, therapeutic skin care products. The Company intends to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world. The Company's mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. The Company is presently licensed to manufacture and distribute patented Europeans skin care products which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. The Company intends to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The four flagship core products of the Neuroskin lines are FDA compliant. The Company has developed a business plan and conducted research with respect to marketing the products.

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2002, the Company has not recognized any revenue, has a working capital deficit, and has accumulated operating losses of $1,079,879 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Subsequent to August 31, 2002 the Company has entered into discussions to raise significant funds through a combination of debt and equity. Funds raised will be used for further development, marketing and promotion of the Company's products, an investor relations program, to secure additional products and for corporate working capital purposes. While the Company is using its best efforts to complete the above financing plans, there is no assurance that any such activity will generate funds that will be available for the Company's business plan.

2.	Summary of Significant Accounting Principles

(a)	Basis of Accounting

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are expressed in United States dollars.

(b)	Consolidation

These financial statements include the accounts of the Company and its wholly owned subsidiary, Mind Your Own Skin Products, Inc.

2.	Summary of Significant Accounting Principles (continued)

(c)	Year End

The Company's fiscal year end is May 31.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Property, Plant and Equipment

Office equipment is recorded at cost. Amortization is computed on a straight-line basis using an estimated useful life of five years.

(f)	Long-Lived Assets

Long-lived assets are stated at cost. Cost is based on cash expended for the purchase of the asset. The Company evaluates the recoverability of its license in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during 1999, 2000, 2001 and 2002.

(g)	Foreign Currency Transactions

The wholly-owned operating subsidiary is domiciled in Canada and primarily uses the Canadian dollar as its currency.

Transactions undertaken in Canadian dollars are translated to US dollars using the exchange rate in effect as of the transaction date. Monetary assets and liabilities denominated in Canadian dollars are then translated to US dollars using the period end rate. Any exchange gains and losses are included in operations.

(h)	Revenue Recognition

From the Company’s inception on June 3, 1998 to August 31, 2002, the Company has not generated any revenue. Upon commencement of operations, revenue will be earned from the sale of skin care products. Revenue is expected to be derived from products sold directly to retailers or indirectly through distributors. The Company will follow the provisions of Staff Accounting Bulletin (“SAB”) No. 101; “Revenue Recognition in Financial Statements” which sets forth generally accepted accounting principles for revenue recognition.

Revenue from the sale of products will be recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

Freight and handling charges billed to customers will be recorded as revenue while the corresponding freight and handling costs will be recorded as cost of sales.

2.	Summary of Significant Accounting Principles (continued)

(i)	Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Stockholders Equity. Comprehensive income is comprised of net income (loss) and all changes to stockholders’ deficit except those resulting from investments by owners and distribution to owners.

(j)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(k)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s best estimates as additional information becomes available in the future.

(l)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, advances from related parties and others. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

3.	Advance Royalty Deposits and Related License Agreements

Pursuant to two separate license agreements, as amended, the Company has been granted, by the inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received US FDA approvals as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products are in the process of renewal. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania.

The agreements provide for the joint ownership of all applicable patents and patents pending, patent applications, trade marks, copyright, secret processes, formulae, technical data and other scientific and technical information has been secured.

3.	Advance Royalty Deposits and Related License Agreements (continued)

Terms of the license agreements call for total advance royalty payments of $220,000. The licensor will be entitled to royalties on the sale of products by the Company which are approximately 7% of sales. The Company has paid $165,000 to August 31, 2002 and the outstanding balance of $55,000 is currently past due and is non-interest bearing. The term of the agreements are for thirty years with automatic renewal rights.

The original registrant for the various approvals was the inventor and licensor. It has been agreed that the various approvals will be transferred to reflect the Company and the inventor as co-owners.

An amount of $10,000 was paid to protect certain Canadian patent rights for the Neuroskin product. These costs will be amortized to operations once sales of Neuroskin products begin.

4.	Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated amortization.

	Cost $	Accumulated Amortization $	August 31, 2002 Net Carrying Value $ (Unaudited)	May 31, 2002 Net Carrying Value $ (audited)

Office equipment	4,158	2,843	1,315	1,523

5.	Secured Liability

Included in accounts payable is $105,025 owing to the Agent processing the applications related to the US FDA registration as compliant products and Canadian DIN approvals for the licensed products and is the original registrant in that regard. As original registrant it is the only entity able to effect any changes to the FDA registration as compliant products and DIN applications and/or registrations for the products. Originally retained by the inventor, the Agent is now the agent for both the Company and the inventor. The Agent and the inventor agreed that the FDA and DIN registrations will be amended to show the inventor as the manufacturer and the Company as the owner. The Agent is presently retaining control of the applications and registrations as security for the payment of its outstanding fees. It was agreed to effect such changes immediately upon receipt of payment of its outstanding fees and thereafter release the registrations to the Company. The fees do not bear interest and are currently payable.

6.	Related Party Advances and Transactions

		August 31, 2002 $ (unaudited)	May 31, 2002 $ (audited)
(a)	Advances
	(i) Shield-Tech Products Inc.	364,380	-
	(ii) Owing to the licensor (Note 3)	55,000	-
	(iii) Owing to directors and/or officers	201,210	97,759
		620,590	97,759

6.	Related Party Advances and Transactions (continued)

(i)	Shield-Tech Products Inc., a company under common control, conducted research and development expenditures on the Company's behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

(ii)	The licensor is a minority shareholder. The amount owing is without interest, unsecured, and without fixed repayment terms.

(iii)	The advances from directors and/or officers are unsecured, without fixed repayment terms and are non-interest bearing.

(b)	Transactions

Three directors/officers were paid $70,894 in total for management and consulting services rendered, for the three months ended August 31, 2002.

7.	Other Advances

The Company received advances from a non-related party of $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $2,246 was accrued and charged to operations in the current quarter.

8.	Common Stock

The following table reflects the effect of the consolidation of shares and the issuance of shares to the shareholders of MYOSP:

	Common Stock

	Shares #	Par Value $0.001	Additional Paid-in Capital $	Total $	Accumulated Deficit $

Issued as at May 31, 2002 (audited)	13,544,397	13,544	474,321	487,865	(584,456)

Consolidation of common shares ((a) below)	(10,835,518)	(10,836)	10,836	-	-

Elimination of AVVAA's stockholders' deficit	-	-	(584,456)	(584,456)	584,456

Common shares issued to effect reverse merger ((b) below)	12,337,500	12,338	297,569	309,907	(902,473)

Loss for the period	-	-	-	-	(177,406)
Issued as at August 31, 2002 (unaudited)	15,046,379	15,046	198,270	213,316	(1,079,879)

(a)	The Company consolidated its common share capital on a 1 new for 5 old basis.

(b)	The Company issued 12,337,500 common shares to the shareholders of MYOSP to effect a reverse merger of the Company. The former shareholders of MYOSP will own 82% of the common shares of The Company.

(c)	There currently is no stock option plan in place for officers, directors, key employees and consultants.

9.	Subsequent Event

The Company has entered into discussions to raise significant funds through a combination of debt and equity. Funds raised will be used for further development, production, marketing and promotion of the Company’s products, an investor relations program, to secure additional products and for corporate working capital purposes.

In anticipation of these funding arrangements two of the Company’s financial advisors advanced the Company $61,353 which was included in accounts payable as at August 31, 2002. Repayment terms call for offsetting these advances against the receipt of funds.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with AVVAA's financial statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. AVVAA 's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

OVERVIEW

AVVAA World Health Care Products, Inc ( AVVAA) is the new name for Sierra Gigante Resources, Inc. (Sierra) which was incorporated on June 3, 1998 in the State of Nevada.

AVVAA currently has yet to generate any revenues and in accordance with SFAS #7, is considered a development stage company.

From inception to March 14, 2000, Sierra was actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper, zinc and/or other mineral deposits. Sierra operated its preliminary business as an exploration stage company with the intent to receive income from property sales, joint ventures or other business arrangements with larger companies, rather than developing and placing its properties into production on its own.

Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000 Sierra acquired an Internet Web Site. Sierra arranged for 500,000 previously issued restricted common shares be transferred to the vendor. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital, as the transaction did not result in the issuance of treasury shares. The vendor also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant, which were subsequently cancelled. Sierra does not intend to commercially exploit the business concept and management charged the net carrying value of $62,500 to operations during fiscal 2001.

Pursuant to an Agreement and Plan of Merger (the “Acquisition Agreement”) effective September 12, 2000, Sierra acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 shares of Sierra valued at a nominal $10. On May 22, 2002, Sierra and Anmore Management Inc. agreed to reduce the cash settlement of the Acquisition Agreement to $40,000 from $90,000. As of May 31, 2002, Sierra had a remaining settlement balance owing of $17,500. This balance was paid in full subsequent to year-end. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and Sierra on September 12, 2000. Upon effectiveness of the acquisition, Sierra elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 (“the Act”) and elects to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name of Sierra. Sierra’s officers and directors became the officers and directors of Anmore Management Inc. The $40,010 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow Sierra Gigante Resources, Inc. to report under the Act by way of reorganization.

On June 28, 2002 (the “Effective Date”), pursuant to a Share Exchange and Share Purchase Agreement (“Share Exchange”) among Sierra; 648311 B.C. Ltd. (“648311”), a British Columbia corporation and Sierra's wholly owned subsidiary; and Mind Your Own Skin Products, Inc., (“MYOSP”) a British Columbia corporation, 648311 acquired 12,112,500 shares of MYOSP and Sierra acquired 225,000 shares of MYOSP. The aggregate of 12,337,500 shares of MYOSP represented all of the issued and outstanding shares of MYOSP. In consideration for this transaction, the shareholders that transferred 12,112,500 shares to 648311, received 12,112,500 exchangeable shares of 648311. At the time of closing of this transaction, Sierra issued 12,112,500 of Sierra shares to 648311. The exchangeable shares can be converted into an equivalent amount of Sierra shares. The one shareholder that transferred 225,000 shares in MYOSP to Sierra received 225,000 of our shares. Prior to this transaction, Sierra had 2,708,879 shares issued and outstanding. After this transaction, Sierra, now AVVAA, had 15,046,379 shares issued and outstanding.

The Share Exchange was approved by the unanimous consent of the Board of Directors of Sierra Gigante, 648311 and MYOSP on June 28, 2002.

Sierra changed its name to AVVAA World Health Care Products, Inc.

On the Effective Date, Raymond Merry resigned as President and Chief Executive Officer, but continued as a director. William G. Davenport resigned as a director. The following persons became members of the board of directors: Jack Farley, Charles Austin and Dr. Mark Alden. Mr. Farley also became President and Chief Executive Officer and Mr. Austin also became Chief Financial Officer and Secretary. On September 26, 2002 Mr. James MacDonald, senior finance analyst of Toronto, Ontario, Canada, was appointed to the A V V A A Board of Directors. Mr. MacDonald replaces Mr. Ray Merry, the former president of Sierra, who resigned on such date.

Mr. MacDonald has a 38-year career in Canadian and international banking and insurance. Mr. MacDonald presently serves as a senior executive in a privately operated offshore finance company.

As an honor graduate of the University of Toronto and York University in Ontario, Mr. MacDonald embarked on an impressive banking career with the Canadian Imperial Bank of Commerce (CIBC) headquartered in Toronto Ontario. As commercial credit analyst, Mr. MacDonald's portfolio included the support of over 1500 lending accounts with more than $100 million in loan requirements. Mr. MacDonald has worked closely with private and public companies in many industries including mining and lumber.

Currently Mr. MacDonald acts as a consultant to banks and private companies.

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

To carry out the marketing strategies, we will concentrate on our relationship with consumer and channel customers to drive sales in the market areas of direct consumer, institutional, mainstream retail & specialty merchants, private brand and cosmetic companies, and health and natural food stores. The core products will be initially introduced throughout the US followed by the rest of the Americas and the world. Contacting of both pharmaceutical sales and marketing specialists, as well as manufacturing and distribution companies have been ongoing.

Our confidence in the effectiveness and safety of these products is founded in extensive data including European clinical trials and evaluation and research spanning over a decade. Our major goal is to provide a better quality of life for our customers by relieving the severe and underlying pain caused by skin disorders while at the same time generating substantial returns for investors.

We are currently seeking US $14,000,000 of capital to fund the initial stages of our rollout development and to execute our business plan. Once funding is secured we can aggressively and immediately move forward (a) to establish operations and administration (b) to commence product manufacturing and distribution (c) to launch our core products throughout the US and (d) to establish a research and development division.

EMPLOYEES

As of October 10, 2002 AVVAA had filled the positions for the senior executive team with appointments of the following officers: President and Chief Executive Officer, CFO and Secretary, Executive Vice President Marketing and Sales, Vice President Animal Care Products, Vice President Manufacturing and Distribution and Vice President Research and Development. Seven additional key marketing and sales personnel have been selected and are committed to joining AVVAA . There are no contractual arrangements with the senior executive team or the additional employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2002 ("2002") COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2001 ("2001")

There were no revenues during 2002 and 2001.

The net loss in 2002 increased by $92,684 to $ 177,406 ($0.01 per share) compared to $84,722 ($0.01 per share) in 2001.

There was an increase in General and Administration expenses and Selling and Marketing expenses reflecting our activities related to the development of our business plans and seeking funding for the launch of our core products in the US market. Consulting expenses increased by $111,523 to $116,399 in 2002 from $4,876 in 2001. Professional Fees increased to $32,672 in 2002 compared to nil in 2001.

LIQUIDITY

During the three months ended August 31, 2002, we financed our operations from increases in accounts payable and accrued liabilities of $123,148 and advances from related parties of $162,107. The related parties comprised directors and senior officers.

As at August 31, 2002 we had a cash balance of $1497 and other current assets totaling $14,706 and current liabilities of $1,114,081 (including the amount owing to the former President and a shareholder of $108,598). Our working capital deficit is $1,097,878. This working capital position is not adequate to meet overhead and development costs for the next twelve months.

We do not have significant cash or other material assets, nor do we have an established source of revenues needed to cover our operating costs and to allow us to continue as a going concern. We have ongoing overhead expenses and we will require significant capital to execute our business plan to bring our 4 core products to market. These factors raise substantial doubt as to the ability to continue operations. These financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits.

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

         None.

Item 2 -  Changes in Securities

         None.

Item 3 -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5 -  Other Information

         None.

Item 6  -  Exhibits and Reports on Form 8-K

   a. Exhibits

                99.1   Certification of Jack Farley, CEO

                99.2   Certification of Chuck Austin, CFO

   b. Reports on Form 8-K

        On July 8, 2002, we filed a Form 8-K (SEC FIle No. 000-31611) to report the Share Exchange transaction that occurred with MYSOP on June 28, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ Jack Farley Jack Farley	Chief Executive Officer, President and Director	Dated: October 15, 2002

By:	/s/ Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: October 15, 2002

By:	/s/ Mark Alden Mark Alden	Director	Dated: October 15, 2002

By:	/s/ James MacDonald James MacDonald	Director	Dated: October 15, 2002

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jack Farley, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of AVVAA World Health Care Products, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 15,  2002

/s/ Jack Farley Jack Farley President, Chief Executive Officer and Director

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Charles Austin, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of AVVAA World Health Care Products, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 15,  2002

/s/ Charles Austin Charles Austin Chief Financial Officer, Secretary and Director