Form 10QSB
period 2002-11-30
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2003-01-14
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 14, 2003, we had 15,661,701 shares of common stock outstanding, $0.001 par value.

AVVAA World Health Care Products, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended November 30, 2002 are not necessarily indicative of results that may be expected for the year ending May 31, 2003. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.
Financial Statements Table of Contents

Page #
Consolidated Balance Sheets As of November 30, 2002 and May 31, 2002	1

Consolidated Statements of Operations Accumulated from June 3, 1998 Date of Inception to November 30, 2002 and for the Three and Six Months Ended November 30, 2002 and 2001	2

Consolidated Statements of Cash Flows Accumulated from June 3, 1998 Date of Inception to November 30, 2002 and for the Three and Six Months Ended November 30, 2002 and 2001	3

Notes to the Financial Statements	4

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)

                                                                                November 30,        May 31,
                                                                                   2002              2002
                                                                                     $                $

                                                                                (unaudited)       (audited)

Assets

Current Assets

         Cash                                                                         6,755             404
         Prepaid expenses and other                                                  14,091          19,118
------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                 20,846          19,522

Patent Protection Costs (Note 3)                                                     10,000               -

Advance Royalty Deposits (Note 3)                                                   220,000               -

Property, Plant and Equipment (Note 4)                                                    -           1,523
------------------------------------------------------------------------------------------------------------

Total Assets                                                                        250,846          21,045
============================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                                        371,311          17,877
   Accrued liabilities                                                               67,978           2,000
   Advances from related parties (Note 6)                                           629,889          97,759
   Other advances (Note 7)                                                          138,476               -
------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                         1,207,654         117,636
------------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock (Note 8) - 25,000,000  shares  authorized  at $0.001 par value;
15,046,379 and 13,544,397 issued and outstanding respectively                        15,046          13,544

Common Stock paid for but unissued (representing 58,946 shares)                      29,473               -

Paid in Capital                                                                     198,270         474,321

Deficit Accumulated During the Development Stage                                (1,199,597)       (584,456)
------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                       (956,808)        (96,591)
------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                         250,846          21,045
============================================================================================================

Contingent Liability (Note 1)
Subsequent Events (Note 9)

    (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)

                                                Accumulated
                                                   from
                                               June 3, 1998
                                            (Date of Inception)      Three Months Ended           Six Months Ended
                                              to November 30,           November 30,                November 30,
                                                   2002              2002          2001          2002          2001
                                                     $                $             $             $             $

Revenue                                                        -             -             -             -             -
------------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administration

     Amortization                                           208             -             -           208             -
     Consulting                                         275,978      (17,089)        73,945        99,310        78,821
     Foreign exchange                                    12,429         1,330             -      (12,432)             -
     Interest                                            25,565         5,148             -         7,408             -
     Office                                              15,157         1,653         2,210         7,875         2,698
     Professional fees                                  134,216         2,902         5,869        35,574         5,869
     Transfer agent and regulatory fees                   7,782         7,782             -         7,782             -
     Travel                                              18,315         1,042             -         1,110             -
------------------------------------------------------------------------------------------------------------------------

                                                        489,650         2,768        82,024       146,835        87,388
------------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                         179,446       111,977         2,700       145,316         2,700
     Promotion                                              576           182           165           182           165
------------------------------------------------------------------------------------------------------------------------

                                                        180,022       112,159         2,865       145,498         2,865
------------------------------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                         408,909             -             -             -        79,358
     Health agency approvals                            111,228         4,791             -         4,791             -
     Rent                                                 9,788             -             -             -             -
------------------------------------------------------------------------------------------------------------------------

                                                        529,925         4,791             -         4,791        79,358
------------------------------------------------------------------------------------------------------------------------

Loss for the period                                 (1,199,597)     (119,718)      (84,889)     (297,124)     (169,611)
========================================================================================================================

Loss per share, basic and diluted                                      (0.01)        (0.01)        (0.02)        (0.01)
========================================================================================================================

Weighted average common shares outstanding                         15,000,000    13,000,000    15,000,000    13,000,000
========================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)

                                                         Accumulated
                                                            from
                                                        June 3, 1998
                                                     (Date of Inception)     Three Months Ended          Six Months Ended
                                                       to November 30,          November 30,               November 30,
                                                            2002              2002        2001          2002           2001
                                                              $                $            $            $              $
Operating Activities

   Loss for the period                                 (1,199,597)    (119,718)    (84,869)      (297,124)      (169,611)

   Adjustments to reconcile net loss to cash

     Amortization                                              208            -           -            208              -
     Recapitalization costs                               (98,114)            -           -       (98,114)              -

   Changes in non-cash working capital items

     (Increase) decrease in prepaid expenses and other
         assets                                           (14,091)          615      37,800       (10,294)            196
     Increase in accounts payable and accrued
         liabilities                                       439,477       80,136      24,745        203,284         24,347
--------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                    (872,117)     (38,967)    (22,324)      (202,040)      (145,068)
--------------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from (repayments to) related parties           576,204       10,614     (8,326)        172,721         75,043
   Advances from others                                    138,476        4,138       4,757          6,384          6,823
   Issuance of convertible debentures                      300,000            -      75,000              -        112,500
   Issuance of common shares                                 9,719            -         720              -            720
   Subscriptions received                                   29,473       29,473           -         29,473              -
--------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                1,053,872       44,225      72,151        208,578        195,086
--------------------------------------------------------------------------------------------------------------------------

Investing Activities

   Patent protection costs                                (10,000)            -           -              -              -
   Advance royalty deposits                              (165,000)            -    (44,000)              -       (44,000)
--------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                    (175,000)            -    (44,000)              -       (44,000)
--------------------------------------------------------------------------------------------------------------------------

Increase in Cash                                             6,755        5,258       5,827          6,538          6,018

Cash (Deficiency) - Beginning of Period                          -        1,497         140            217           (51)
--------------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                         6,755        6,755       5,967          6,755          5,967
==========================================================================================================================

Non-Cash Financing Activities

   Advance royalty deposits payable                         55,000            -           -              -              -
   Shares issued to settle debt                                188            -           -              -              -
   Shares issued for convertible debenture conversions     300,000            -           -              -              -
--------------------------------------------------------------------------------------------------------------------------

                                                           355,188            -           -              -              -
==========================================================================================================================

Supplemental Disclosures

   Interest paid in cash                                         -            -           -              -              -
   Income taxes paid in cash                                     -            -           -              -              -

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2002, the Company has not recognized any revenue, has a working capital deficit, and has accumulated operating losses of $1,199,597 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Subsequent to November 30, 2002 the Company has entered into discussions to raise significant funds through a combination of debt and equity. Funds raised will be used for further development, marketing and promotion of the Company's products, an investor relations program, to secure additional products and for corporate working capital purposes. While the Company is using its best efforts to complete the above financing plans, there is no assurance that any such activity will generate funds that will be available for the Company's business plan.

2.	Summary of Significant Accounting Principles

(a)	Basis of Accounting

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are expressed in United States dollars.

(b)	Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mind Your Own Skin Products Inc.

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

Long-lived assets are stated at cost. Cost is based on cash expended for the purchase of the asset. The Company evaluates the recoverability of its license in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during 1999, 2000, 2001 and 2002.

(g)	Foreign Currency Transactions

The wholly owned operating subsidiary is domiciled in Canada and primarily uses the Canadian dollar as its currency.

Transactions undertaken in Canadian dollars are translated to US dollars using the exchange rate in effect as of the transaction date. Monetary assets and liabilities denominated in Canadian dollars are then translated to US dollars using the period end rate. Any exchange gains and losses are included in operations.

(h)	Revenue Recognition

From the Company's inception on June 3, 1998 to November 30, 2002, the Company has not generated any revenue. Upon commencement of operations, revenue will be earned from the sale of skin care products. Revenue is expected to be derived from products sold directly to retailers or indirectly through distributors. The Company will follow the provisions of Staff Accounting Bulletin ("SAB") No. 101; "Revenue Recognition in Financial Statements" which sets forth generally accepted accounting principles for revenue recognition.

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

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Stockholders Equity. Comprehensive income is comprised of net income (loss) and all changes to stockholders' deficit except those resulting from investments by owners and distribution to owners.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's best estimates as additional information becomes available in the future.

(l)	Financial Instruments

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances from related parties and others. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

(m)	Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

(m)	Recent Accounting Pronouncements (continued)

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 requires that the purchase method of accounting be used for all business combinations initiated after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on June 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on June 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

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

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US dollars)

3.	Advance Royalty Deposits and Related License Agreements (continued)

The agreements provide for the joint ownership of all applicable patents and patents pending, patent applications, trade marks, copyright, secret processes, formulae, technical data and other scientific and technical information has been secured.

3.	Advance Royalty Deposits and Related License Agreements (continued)

Terms of the license agreements call for total advance royalty payments of $220,000. The licensor will be entitled to royalties on the sale of products by the Company which are approximately 7% of sales. The Company has paid $170,023 to November 30, 2002 and the outstanding balance of $49,977 is currently past due and is non-interest bearing. The term of the agreements are for thirty years with automatic renewal rights.

The original registrant for the various approvals was the inventor and licensor. It has been agreed that the various approvals will be transferred to reflect the Company and the inventor as co-owners.

An amount of $10,000 was paid to protect certain Canadian patent rights for the Neuroskin product. These costs will be amortized to operations once sales of Neuroskin products begin.

4.	Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated amortization.

	Cost $	Accumulated Amortization $	November 30, 2002 Net Carrying Value $ (Unaudited)	May 31, 2002 Net Carrying Value $ (audited)

Office equipment	-	-	-	1,523

5.	Secured Liability

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

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US dollars)

6.	Related Party Advances and Transactions

		November 30, 2002 $ (unaudited)	May 31, 2002 $ (audited)
(a)	Advances
	(i) Shield-Tech Products Inc.	362,936	-
	(ii) Owing to the licensor (Note 3)	49,977	-
	(iii) Owing to directors and/or officers	216,976	97,759
		629,889	97,759

(i)	Shield-Tech Products Inc., a company under common control, conducted research and development expenditures on the Company's behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

(ii)	The licensor is a minority shareholder. The amount owing is without interest, unsecured, and without fixed repayment terms.

(iii)	The advances from directors and/or officers are unsecured, without fixed repayment terms and are non-interest bearing.

(b)	Transactions

Three directors/officers were paid $117,311 in total for management and consulting services rendered, for the six months ended November 30, 2002.

7.	Other Advances

The Company received advances from a non-related party of $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $6,384 was accrued and charged to operations for the six months ended November 30, 2002.

8.	Common Stock

The following table reflects the effect of the consolidation of shares and the issuance of shares to the shareholders of MYOSP:

	Common Stock

	Shares #	Par Value $0.001	Additional Paid-in Capital $	Total $	Accumulated Deficit $

Issued as at May 31, 2002 (audited)	13,544,397	13,544	474,321	487,865	(584,456)

Consolidation of common shares ((a) below)	(10,835,518)	(10,836)	10,836	-	-

Elimination of AVVAA's stockholders' deficit	-	-	(584,456)	(584,456)	584,456

Common shares issued to effect reverse merger ((b) below)	12,337,500	12,338	297,569	309,907	(902,473)

Loss for the period	-	-	-	-	(297,124)
Issued as at November 30, 2002 (unaudited)	15,046,379	15,046	198,270	213,316	(1,199,597)

AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US dollars)

8.	Common Stock (continued)

(a)	The Company consolidated its common share capital on a 1 new for 5 old basis.

(b)	The Company issued 12,337,500 common shares to the shareholders of MYOSP to effect a reverse merger of the Company. The former shareholders of MYOSP own 82% of the common shares of the Company.

(c)	On November 27, 2002, 1,450,000 common shares were reserved for the exercise of stock options, exercisable at $0.40 per share, for officers, directors, key employees and consultants. See Note 9(a).

(d)	On October 22, 2002 the Company offered a $750,000 private placement subscription for up to 1,500,000 Units of the Company at a purchase price of $0.50 per unit. The offer is limited to qualified purchasers who are residents of the United States, British Columbia, Alberta, or Ontario. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.65 during the first 12 months and $0.75 for the remaining twelve months. As at November 30, 2002, the Company has received $29,473 in subscriptions representing 58,946 units. Subsequent to November 30, 2002, the Company has received $30,750 in subscriptions representing 61,500 units.

9.	Subsequent Event

(a)	On December 1, 2002, the Company entered into a consulting agreement. The consultant is to assist the Company in writing press releases preparing public registration statements, drafting public reporting filings, evaluating business opportunities, effecting mergers and acquisitions, advising corporate management on general business or financial issues and performing general administrative duties over a period of one year in exchange for 240,000 shares of the Company's common stock. The shares were issued to the consultant on December 9, 2002.

(b)	Subsequent to November 30, 2002, the Company has received $30,750 in subscriptions representing 61,500 units. See Note 8(d).

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

On June 28, 2002 (the "Effective Date"), pursuant to a Share Exchange and Share Purchase Agreement ("Share Exchange") among Sierra Gigante Resources, Inc. ("Sierra"); 648311 B.C. Ltd. ("648311"), a British Columbia corporation and Sierra's wholly owned subsidiary; and Mind Your Own Skin Products, Inc., ("MYOSP") a British Columbia corporation, 648311 acquired 12,112,500 shares of MYOSP and Sierra acquired 225,000 shares of MYOSP. The aggregate of 12,337,500 shares of MYOSP represented all of the issued and outstanding shares of MYOSP. In consideration for this transaction, the shareholders that transferred 12,112,500 shares to 648311, received 12,112,500 exchangeable shares of 648311. At the time of closing of this transaction, Sierra issued 12,112,500 of its shares to 648311. The exchangeable shares can be converted into an equivalent amount of Sierra shares. The one shareholder that transferred 225,000 shares in MYOSP to Sierra received 225,000 of our shares. Prior to this transaction, Sierra had 2,708,879 shares issued and outstanding. After this transaction, Sierra had 15,046,379 shares issued and outstanding.

The Share Exchange was approved by the unanimous consent of the Board of Directors of Sierra Gigante, 648311 and MYOSP on June 28, 2002. Sierra then changed its name to AVVAA World Health Care Products, Inc.

On the Effective Date, Raymond Merry resigned as President and Chief Executive Officer, but continued as a director. William G. Davenport resigned as a director. The following persons became members of the board of directors: Jack Farley, Charles Austin and Dr. Mark Alden. Mr. Farley also became President and Chief Executive Officer and Mr. Austin also became Chief Financial Officer and Secretary. On September 26, 2002 Mr. James MacDonald, senior finance analyst of Toronto, Ontario, Canada, was appointed to the Company's Board of Directors. Mr. MacDonald replaces Mr. Ray Merry, the former president of Sierra, who resigned on such date. Mr. MacDonald has a 38-year career in Canadian and international banking and insurance. Mr. MacDonald presently serves as a senior executive in a privately operated offshore finance company.

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2002, the Company has not recognized any revenue, has a working capital deficit, and has accumulated operating losses of $1,199,597 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 ("2002") COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2001 ("2001")

There were no revenues during 2002 and 2001. The net loss in 2002 increased by $127,513 to $297,124 ($0.02 per share) compared to $169,611 ($0.01 per share) in 2001.

There was a significant increase in general and administration expenses ($146,835 compared to $87,388) and selling and marketing expenses ($145,498 compared to $2,865) reflecting our activities related to the development of our business plans and seeking long-term financing. Professional fees increased to $35,574 in 2002 compared to $5,869 in 2001.

LIQUIDITY

During the six months ended November 30, 2002, we financed our operations from increases in accounts payable and accrued liabilities of $203,284 and advances from related parties of $172,721. The related parties comprised of directors and senior officers. We also raised $29,473 through the sale of 58,946 units of the $750,000 private placement subscription for up to 1,500,000 units of the Company at a purchase price of $0.50 per unit.

As at November 30, 2002 we had a cash balance of $6,755 and other current assets totaling $14,091 and current liabilities of $1,207,654 (including the amount owing to the former President and a shareholder of $109,110). Our working capital deficit is $1,186,808. This working capital position is not adequate to meet overhead and development costs for the next twelve months.

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

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ Jack Farley Jack Farley	Chief Executive Officer, President and Director	Dated: January 14, 2003

By:	/s/ Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: January 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     January 14,  2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     January 14,  2003

/s/ Charles Austin Charles Austin Chief Financial Officer, Secretary and Director