Form 10QSB
period 2003-02-28
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2003-04-21
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003

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

                                 (250) 379-2727
                         (Registrant's telephone number,
                              including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 21, 2003, we had 15,911,701 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended February 28, 2003 are not necessarily indicative of results that may be expected for the year ending May 31, 2003. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                     AVVAA WORLD HEALTH CARE PRODUCTS, INC.
                     Financial Statements Table of Contents

                                                                          Page #

Consolidated Balance Sheets                                                    1
As of February 28, 2003 and May 31, 2002

Consolidated Statements of Operations                                          2
Accumulated from June 3, 1998 Date of Inception to
February 28, 2003 and for the Three and Nine Months
Ended February 28, 2003 and 2002

Consolidated Statements of Cash Flows                                          3
Accumulated from June 3, 1998 Date of Inception to
February 28, 2003 and for the Three and Nine Months
Ended February 28, 2003 and 2002

Notes to the Financial Statements                                              4


AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)


                                                                                   February 28,      May 31,
                                                                                     2003             2002
                                                                                       $                $
                                                                                   (unaudited)      (audited)
Assets

Current Assets
     Cash                                                                               496             404
     Prepaid expenses and other                                                       9,679          19,118
------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                 10,175          19,522

Patent Protection Costs (Note 3)                                                     10,000              --

Advance Royalty Deposits (Note 3)                                                   220,000              --

Property and Equipment (Note 4)                                                          --           1,523
------------------------------------------------------------------------------------------------------------

Total Assets                                                                        240,175          21,045
===========================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                                        414,936          17,877
   Accrued liabilities                                                               68,969           2,000
   Advances from related parties (Note 6)                                           664,414          97,759
   Other advances (Note 7)                                                          137,996              --
------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                         1,286,315         117,636
------------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock (Note 8) - 25,000,000  shares  authorized  at $0.001 par value;
15,376,379 and 13,544,397 issued and outstanding respectively                        15,376          13,544

Common Stock paid for but unissued (representing 191,820 shares)                     97,412              --

Paid in Capital                                                                     305,540         474,321

Deficit Accumulated During the Development Stage                                 (1,462,468)       (584,456)
------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                      (1,046,140)        (96,591)
------------------------------------------------------------------------------------------------------------
                                                                                                 ----------

Total Liabilities and Stockholders' Deficit                                         240,175          21,045
===========================================================================================================


Contingent Liability (Note 1)
Subsequent Events (Note 9)

   (The Accompanying Notes are an Integral Part of the Financial Statements)


AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)


                                                   Accumulated
                                                      from
                                                  June 3, 1998
                                                (Date of Inception)      Three Months Ended          Nine Months Ended
                                                  to February 28,           February 28,                February 28
                                                      2003              2003          2002          2003          2002
                                                       $                 $             $             $             $

Revenue                                                    -              -             -             -            -
----------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administration

     Amortization                                        208              -             -           208            -
     Consulting                                      319,999         44,021        36,580       143,331       90,553
     Foreign exchange                                 40,132         27,703             -        15,271            -
     Interest                                         24,126        (1,439)             -         5,969            -
     Office                                           15,696            539         2,096         8,414       4, 788
     Professional fees                               137,857          3,641        42,319        39,215       47,711
     Transfer agent and regulatory fees                9,739          1,957             -         9,739            -
     Travel                                           19,292            977         3,444         2,087        3,444
---------------------------------------------------------------------------------------------------------------------
                                                     567,049         77,399        84,439       224,234      146,496
---------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                      363,114        183,668        53,053       328,984       90,553
     Promotion                                           552            (24)            -           158          150
---------------------------------------------------------------------------------------------------------------------
                                                     363,666        183,644        53,053       329,142       90,703
---------------------------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                      408,909              -             -             -       75,671
     Health agency approvals                         111,228              -        59,444         4,791       59,444
     Rent                                             11,616          1,828             -         1,828            -
---------------------------------------------------------------------------------------------------------------------
                                                     531,753          1,828        59,444         6,619      135,115
---------------------------------------------------------------------------------------------------------------------
Loss for the period                              (1,462,468)      (262,871)     (196,936)     (559,995)    (372,314)
=====================================================================================================================

Loss per share, basic and diluted                                    (0.02)        (0.02)        (0.04)       (0.03)
=====================================================================================================================

Weighted average common shares outstanding                       15,276,000    13,000,000    15,123,000   13,000,000
=====================================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)


AVVAA World Health Care Products, Inc.
(formerly Sierra Gigante Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)




                                                              Three Months Ended               Nine Months Ended
                                                                 February 28,                     February 28,
                                                              2003         2002                2003          2002
                                                                $           $                    $            $
Operating Activities
   Loss for the period                                      (262,871)    (220,759)            (559,995)    (390,220)

   Adjustments to reconcile net loss to cash
       Amortization                                                 -            -                  208            -
     Recapitalization costs                                         -            -             (98,114)            -
     Common stock issued for services                         105,600            -              105,600            -
   Changes in non-cash working capital items

     (Increase) decrease in prepaid expenses and other
         assets                                                 4,412          570              (5,882)          374
     Increase in accounts payable and accrued liabilities      44,616       54,581              247,900       11,767
---------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                       (108,243)    (165,608)            (310,283)    (378,079)
---------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from (repayments to) related parties               34,525      (6,582)              207,246       63,088
   Advances from (repayments to) others                         (480)       35,594                5,904      109,917
   Issuance of convertible debentures                               -      187,500                    -      300,000
   Issuance of common shares                                        -          547                    -        1,298
   Subscriptions received                                      67,939            -               97,412        5,275
---------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                     101,984      217,059              310,562      479,548
---------------------------------------------------------------------------------------------------------------------

Investing Activities

   Patent protection costs                                          -            -                    -            -
   Advance royalty deposits                                         -     (25,000)                    -     (69,000)
---------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                               -     (25,000)                    -     (69,000)
---------------------------------------------------------------------------------------------------------------------

Change in Cash                                                (6,259)       26,451                  279       32,469

Cash (Deficiency) - Beginning of Period                         6,755        5,966                  217         (52)
---------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                              496       32,417                  496       32,417
=====================================================================================================================

Non-Cash Financing Activities

   Shares issued for services                                  59,100            -               59,100            -

Supplemental Disclosures

   Interest paid in cash                                            -            -                    -            -
   Income taxes paid in cash                                        -            -                    -            -

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2003, the Company has not recognized any revenue, has a working capital deficit, and has accumulated operating losses of $1,462,468 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     Subsequent to February 28, 2003 the Company has entered into discussions to raise significant funds through a combination of debt and equity. Funds raised will be used for further development, marketing and promotion of the Company's products, an investor relations program, to secure additional products and for corporate working capital purposes. While the Company is using its best efforts to complete the above financing plans, there is no assurance that any such activity will generate funds that will be available for the Company's business plan.


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

(e)  Property and Equipment

     Office equipment is recorded at cost. Amortization is computed on a straight-line basis using an estimated useful life of five years.

(f)  Long-Lived Assets

     Long-lived assets are stated at cost. Cost is based on cash expended for the purchase of the asset. The Company evaluates the recoverability of its license in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during 1999, 2000, 2001, 2002 and 2003. (g) Foreign Currency Transactions

     The wholly owned operating subsidiary is domiciled in Canada and primarily uses the Canadian dollar as its currency.

     Transactions undertaken in Canadian dollars are translated to US dollars using the exchange rate in effect as of the transaction date. Monetary assets and liabilities denominated in Canadian dollars are then translated to US dollars using the period end rate. Any exchange gains and losses are included in operations.

(h)  Revenue Recognition

     From the Company's inception on June 3, 1998 to February 28, 2003, the Company has not generated any revenue. Upon commencement of operations, revenue will be earned from the sale of skin care products. Revenue is expected to be derived from products sold directly to retailers or indirectly through distributors. The Company will follow the provisions of Staff Accounting Bulletin ("SAB") No. 101; "Revenue Recognition in Financial Statements" which sets forth generally accepted accounting principles for revenue recognition.

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

(l)  Financial Instruments

     The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances from related parties and others. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable, accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

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

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company will adopt SFAS No. 143 on June 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

2.   Summary of Significant Accounting Principles (continued)

(m)  Recent Accounting Pronouncements (continued)

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements in the fourth quarter of fiscal 2003.


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

     Terms of the license agreements call for total advance royalty payments of $220,000. The licensor will be entitled to royalties on the sale of products by the Company which are approximately 7% of sales. The Company has paid $180,000 to February 28, 2003 and the outstanding balance of $40,000 is currently past due and is non-interest bearing. The term of the agreements are for thirty years with automatic renewal rights.

     The original registrant for the various approvals was the inventor and licensor. It has been agreed that the various approvals will be transferred to reflect the Company and the inventor as co-owners.

     An amount of $10,000 was paid to protect certain Canadian patent rights for the Neuroskin product. These costs will be amortized to operations once sales of Neuroskin products begin.


4.   Property and Equipment

     Property and equipment is stated at cost less accumulated amortization.

                                                                               February 28,        May 31,
                                                                                   2003             2002
                                                              Accumulated      Net Carrying     Net Carrying
                                                   Cost       Amortization        Value             Value
                                                     $             $                $                 $

                                                                                (unaudited)        (audited)
     Office equipment                                    -               -                 -             1,523
     ------------------------------------------- ---------- - ------------- - ---------------  ----------------


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

6.   Related Party Advances and Transactions

                                                                                     February 28,        May 31,
                                                                                         2003             2002
                                                                                          $                $
                                                                                     (unaudited)          (audited)

      (a)  Advances

           (i) Shield-Tech Products Inc.                                                    382,746               -
           (ii)Owing to the licensor (Note 3)                                                40,000               -
           (iii)    Owing to directors and/or officers                                      241,668          97,759
      --------------------------------------------------------------------------------------------------------------

                                                                                            664,414          97,759
      --------------------------------------------------------------------------------------------------------------


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

     (b)  Transactions

     Three directors/officers were paid $170,348 in total for consulting services rendered, for the nine months ended February 28, 2003.

7.   Other Advances

     The Company received advances from a non-related party of $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $5,904 was accrued and charged to operations for the nine months ended February 28, 2003.

8.   Common Stock

     The following table reflects the effect of the consolidation of shares and the issuance of shares to the shareholders of MYOSP:

                                                                            Additional
                                                       Common Stock           Paid-in                 Accumulated
                                                    Shares       Par Value    Capital      Total        Deficit
                                                       #          $0.001         $           $             $

     Issued as at May 31, 2002 (audited)             13,544,397      13,544     474,321     487,865       (584,456)

     Consolidation of common shares ((a) below)    (10,835,518)    (10,836)      10,836           -               -

     Elimination of AVVAA's stockholders'
          deficit                                             -           -   (584,456)   (584,456)         584,456

     Common shares issued to effect reverse
          merger ((b) below)                         12,337,500      12,338     297,569     309,907       (902,473)

     Common shares issued for services                  330,000         330     105,270     105,600               -
     Loss for the period                                      -           -           -           -       (559,995)
     ---------------------------------------------------------------------------------------------------------------

     Issued as at February 28, 2003 (unaudited)      15,376,379      15,376     303,540     318,916     (1,462,468)
     ---------------------------------------------------------------------------------------------------------------

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

     (d) On October 22, 2002 the Company offered a $750,000 private placement subscription for up to 1,500,000 Units of the Company at a purchase price of $0.50 per unit. The offer is limited to qualified purchasers who are residents of the United States, British Columbia, Alberta, or Ontario. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.65 during the first 12 months and $0.75 for the remaining twelve months. As at February 28, 2003, the Company has received $97,412 in subscriptions representing 191,820 units. Subsequent to February 28, 2003, the Company has received $25,000 in subscriptions representing 50,000 units.

     (e) On December 1, 2002, the Company entered into a consulting agreement. The consultant is to assist the Company in writing press releases preparing public registration statements, drafting public reporting filings, evaluating business opportunities, effecting mergers and acquisitions, advising corporate management on general business or financial issues and performing general administrative duties over a period of one year in exchange for 240,000 shares of the Company's common stock. The shares were issued to the consultant on December 9, 2002. On April 18, 2003, 210,000 of the shares issued to the consultant were cancelled due to the early termination of the contract. The fair market value of the shares $12,600 has been charged to operations for services rendered.

     (f) On January 9, 2003 the Company issued 300,000 shares (144 Restricted Shares) as compensation to a consultant to the Company engaged to embark on a program to pursue various forms of financing for the Company. The fair market value of the shares $93,000 has been charged to operations for services rendered.

9.   Subsequent Events

     Subsequent to November 30, 2002, the Company has:

     (a) Entered into a consulting and advisor agreement with an arm's length party. The agreement requires the Company to pay the consultant $4,500 per month for the first three months and $6,500 per month thereafter and issue 250,000 144 restricted shares of the Company's stock. The agreement has a term of two years, renewable each year thereafter for ten years commencing March 11, 2003.

     (b) Entered into consulting and advisor agreements with two of its Vice Presidents. Each agreement requires the Company to pay the consultant $6,500 per month, issue 250,000 144 restricted shares of the Company's common stock, and pay a one-time payment of $25,000 upon completion of funding. Each agreement has a term of two years, renewable each year thereafter for ten years, commencing on April 10, 2003.

     (c) The Company has received $25,000 in subscriptions representing 50,000 units. See Note 8(d).

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

AVVAA World Health Care Products, Inc (formerly Sierra Gigante Resources, Inc. (the "Company") was incorporated on June 3, 1998 in the State of Nevada.

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

On the Effective Date, Raymond Merry resigned as President and Chief Executive Officer, but continued as a director. William G. Davenport resigned as a director. The following persons became members of the board of directors: Jack Farley, Charles Austin and Dr. Mark Alden. Mr. Farley also became President and Chief Executive Officer and Mr. Austin also became Chief Financial Officer and Secretary. On September 26th Mr. James MacDonald, senior finance analyst of Toronto, Ontario Canada, was appointed to the AVVAA Board of Directors. Mr. MacDonald replaces Mr. Ray Merry, the former president of Sierra. Mr. MacDonald has a distinguished 38-year career in Canadian and international banking and insurance. Mr. MacDonald presently serves as a senior executive in a privately operated offshore finance company.

The Company is a global biotechnology company specializing in providing all natural, therapeutic skin care products. The Company intends to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world. The Company's mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. The company is presently licensed to manufacture and distribute patented European skin care products which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. The Company intends to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The four flagship core products of the Neuroskin lines are FDA compliant. The Company has developed a business plan and conducted research with respect to marketing the products.

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2003, the Company has not recognized any revenue, has a working capital deficit, and has accumulated operating losses of $1,415,968 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 ("2003") COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2002 ("2002")

There were no revenues during 2003 and 2002. The net loss in 2003 increased by $187,681 to $559,995 ($0.04 per share) compared to $372,314 ($0.03 per share) in
2002.

There was a significant increase in general and administration expenses ($224,234 compared to $146,496) and selling and marketing expenses ($329,142 compared to $90,703) reflecting our activities related to the development of our business plans and seeking long-term financing.

LIQUIDITY

During the nine months ended February 28, 2003, we financed our operations from increases in accounts payable and accrued liabilities of $247,900 and advances from related parties of $207,246. Common shares totaling 330,000 were issued in exchange for services valued at a fair market value of $105,600.The related parties are comprised of directors and senior officers. We also raised $97,412 through the sale of 191,820 units of the $750,000 private placement subscription for up to 1,500,000 units of the Company at a purchase price of $0.50 per unit. Subsequent to February 28, 2003, the Company received an additional $25,000 in subscriptions representing 50,000 units.

As at February 28, 2003 we had a cash balance of $496 and other current assets totaling $9,679 and current liabilities of $1,286,315 (including the amount owing to the former President and a shareholder of $109,110). Our working capital deficit is $1,276,140. This working capital position is not adequate to meet overhead and development costs for the next twelve months.

We do not have significant cash or other material assets, nor do we have an established source of revenues needed to cover our operating costs and to allow us to continue as a going concern. We have ongoing overhead expenses and we will require significant capital to execute our business plan to bring our four core products to market. These factors raise substantial doubt as to the ability to continue operations. These financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon raising new capital through issuing debt and/or equity securities and then to generate revenues and profits.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.



By:   /s/      Jack Farley           Chief Executive Officer, President   Dated:  April 21, 2003
    ----------------------------
      Jack Farley

By:   /s/      Charles Austin        Chief Financial Officer, Secretary   Dated:  April 21, 2003
    ----------------------------     and Director
      Charles Austin



--------------------------------------------------------------------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     April  21,  2003

/s/    Jack Farley
-----------------------------
Jack Farley
President, Chief Executive Officer
and Director


--------------------------------------------------------------------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     April 21,  2003

/s/    Charles Austin
-----------------------------
Charles Austin
Chief Financial Officer,
Secretary and Director