Form 10KSB
period 2003-07-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2003-09-15
CIK 1092534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2003

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

                                 (250) 379-2727
              (Registrant's telephone number, including area code)
                         Sierra Gigante Resources, Inc.

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

Revenues for year ended May 31, 2003:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 12, 2003, was: $5,179,921

Number of shares of the registrant's common stock outstanding as of September 10, 2003 is: 17,661,701

Transfer Agent for the Company is:

                                 Signature Stock Transfer, Inc.
                                 2301 Ohio Drive, Suite 100
                                 Plano, Texas 75093

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were was incorporated on June 3, 1998, in the State of Nevada. We currently have yet to generate any revenues and in accordance with SFAS #7, are considered a development stage company.

From inception to March 14, 2000, we were actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper, zinc and/or other mineral deposits. We operated our preliminary business as an exploration stage company with the intent to receive income from property sales, joint ventures or other business arrangements with larger companies, rather than developing and placing our properties into production on our own.

Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000, we acquired an Internet Web Site. We arranged for 500,000 previously issued restricted common shares be transferred to the vendor. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The vendor also received a stock option to acquire 50,000 shares at a price of $0.40 per share expiring two years from date of grant which were subsequently cancelled. We do not intend to commercially exploit the business concept and management charged the net carrying value of $62,500 to operations during fiscal 2001.

Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective September 12, 2000, we acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 of our shares valued at a nominal $10. On May 22, 2002, we and Anmore Management Inc. agreed to reduce the cash settlement of the Acquisition Agreement to $40,000 from $90,000. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and us on September 12, 2000. Upon effectiveness of the acquisition, we elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 ("the Act") and elect to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name Sierra Gigante Resources, Inc.. Our officers and directors became the officers and directors of Anmore Management Inc. The $40,010 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow us to report under the Act by way of reorganization.

On June 28, 2002 (the "Effective Date"), pursuant to a Share Exchange and Share Purchase Agreement ("Share Exchange") among us; 648311 B.C. Ltd. ("648311"), a British Columbia corporation and our wholly owned subsidiary; and Mind Your Own Skin Products, Inc., ("MYOSP") a British Columbia corporation, 648311 acquired 12,112,500 shares of MYOSP and we acquired 225,000 shares of MYOSP. The aggregate of 12,337,500 shares of MYOSP represented all of the issued and outstanding shares of MYOSP. In consideration for this transaction, the shareholders that transferred 12,112,500 shares to 648311, received 12,112,500 exchangeable shares of 648311. At the time of closing of this transaction, we issued 12,112,500 of our shares to 648311. The exchangeable shares can be converted into an equivalent amount of our shares. The one shareholder that transferred 225,000 shares in MYOSP to us received 225,000 of our shares. Prior to this transaction, we had 2,708,879 shares issued and outstanding. After this transaction, we had 15,046,379 shares issued and outstanding.

On the Effective Date, Raymond Merry resigned as our President and Chief Executive Officer, but remained as our director until September 26, 2002 when James MacDonald replaced him. William G. Davenport resigned as our director. The following persons became members of our board of directors: Jack Farley, Charles Austin and Dr. Mark Alden. Mr. Farley also became President and Chief Executive Officer and Mr. Austin also became Chief Financial Officer and Secretary.

The Share Exchange was approved by the unanimous consent of the Board of Directors of Sierra Gigante, 648311 and MYOSP on June 28, 2002.

We changed our name to AVVAA World Health Care Products, Inc.

On June 28, 2002, pursuant to the terms of the MYOSP transaction, we completed a reverse split of our common stock on 5 for 1 basis, such that every five shares of common stock issued and outstanding immediately prior to the reverse split was changed into one share of fully paid common stock.

Business Plan

We are a global biotechnology company specializing in providing all natural, therapeutic skin care products. We intend to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world. Our mission is to provide to the public medically safe, natural, non-toxic health-care products. Specifically, products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. We are presently licensed to manufacture and distribute patented European skin care products which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter Neuroskin line of products through mass marketing food and drug channels in the United States. The four flagship core products of the Neuroskin lines are FDA compliant. We have developed a business plan and conducted research with respect to marketing the products.

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

Terms of the license agreements call for total advance royalty payments of $220,000. The licensor will be entitled to royalties on the sale of products by the Company at a rate of approximately 7% of sales. The Company has paid $195,000 to May 31, 2003 and the outstanding balance of $25,000 at May 31, 2003 was past due and is non-interest bearing. Subsequent to May 31, 2003, the outstanding balance of $25,000 was paid. The term of the agreements are for thirty years with automatic renewal rights.

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

We have recently completed an offering of our securities which has raised an aggregate of $807,618.00.This raise will assist us in the initial stages of our rollout development and to progress our strategic business plan. We can now move forward (a) to establish operations and administration (b) to commence product manufacturing and distribution (c) to launch our core products throughout the United States and (d) to establish a research and development division.
On September 8, 2003, we entered into a letter of intent to acquire the assets of 594360 B.C. Ltd. (dba Mystic Mountain Body and Spa Products), a company based in British Columbia, Canada and which is a manufacturer of skin and body products. The former President of Mystic Mountain will be joining us as Vice President of Manufacturing/Distribution of AVVAA for Canada. It is our intention to manufacture and distribute the Mystic Mountain line of skin and body products to provide initial operating revenue.


EMPLOYEES

As of September 10, 2003, AVVAA had 2 full time employees and 7 part-time employees. No employees are covered by labor agreements or contracts.

ITEM 2. DESCRIPTION OF PROPERTY

AVVAA's corporate office is located at the home of our President, Chief Executive Officer and Director, Jack Farley at 3018 Schaeffer Road, Falkland, B.C. Canada. There is no rental charge for the use of such space.

We also maintain an office in Philadelphia, Pennsylvania at Two Penn Center, Suite 200, Philadelphia, Pennsylvania 19102. The office consists approximately 750 square feet lease to us at an annualized rate of $2,400.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

================================================================================
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 10, 2003 there were approximately 87 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 130. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "AVVW."

The reported high and low bid prices for our common stock are shown below for each quarter since February 23, 2001. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not not necessarily reflect actual transactions.

Period                                                   HIGH BID   LOW BID
------                                                   --------   -------

2001
----

First Quarter from February 23, 2001                         .156     .05
Second Quarter                                                .18     .10
Third Quarter                                                1.40     .11
Fourth Quarter                                               1.25    .125

2002
----

First Quarter                                                 .60     .10
Second Quarter                                                .90    .135
Third Quarter                                                 .88     .36
Fourth Quarter                                                .70     .30

2003

First Quarter                                                 .65     .28
Second Quarter                                                .50     .31
Third Quarter to September 10, 2003                           .60     .33



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

OVERVIEW

AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources, Inc.) was incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 (the "Effective Date"), pursuant to a Share Exchange and Share Purchase Agreement ("Share Exchange") among us; 648311 B.C. Ltd. ("648311"), a British Columbia corporation and Sierra's wholly owned subsidiary; and Mind Your Own Skin Products, Inc., ("MYOSP") a British Columbia corporation, 648311 acquired 12,112,500 shares of MYOSP and we acquired 225,000 shares of MYOSP. The aggregate of 12,337,500 shares of MYOSP represented all of the issued and outstanding shares of MYOSP. In consideration for this transaction, the shareholders that transferred 12,112,500 shares to 648311, received 12,112,500 exchangeable shares of 648311. At the time of closing of this transaction, we issued 12,112,500 of our shares to 648311. The exchangeable shares can be converted into an equivalent amount of our shares. The one shareholder that transferred 225,000 shares in MYOSP to us received 225,000 of our shares. Prior to this transaction, we had 2,708,879 shares issued and outstanding. After this transaction, we had 15,046,379 shares issued and outstanding.

The Share Exchange was approved by the unanimous consent of the Board of Directors of us, 648311 and MYOSP on June 28, 2002. We then changed our name to AVVAA World Health Care Products, Inc.

On the Effective Date, Raymond Merry resigned as President and Chief Executive Officer, but continued as our director until September 26, 2002. William G. Davenport resigned as a director. The following persons became members of the board of directors: Jack Farley, Charles Austin and Dr. Mark Alden. Mr. Farley also became President and Chief Executive Officer and Mr. Austin also became Chief Financial Officer and Secretary. On September 26, 2002, James MacDonald, senior finance analyst of Toronto, Ontario, Canada, was appointed to our Board of Directors. Mr. MacDonald replaced Ray Merry, our former president, who resigned on such date. Mr. MacDonald has a 38-year career in Canadian and international banking and insurance. Mr. MacDonald presently serves as a senior executive in a privately operated offshore finance company.

We are a global biotechnology company specializing in providing all natural, therapeutic skin and health care products. We have two business divisions: consumer health products and animal health products. We intend to manage the manufacturing, distribution, marketing and sale of health care products throughout the world. Our mission is to provide to the public medically safe, natural, non-toxic health care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin.

Our proprietary FDA-compliant skin care products are categorized as over-the-counter pharmaceuticals. These European formulated skin care products are designed to treat the symptoms of eczema, psoriasis,dermatitis and other skin diseases and irritations. It is our intention to manufacture and market these products through various North American distribution channels including drug wholesalers, distributors, independent drug chains, mass merchandisers and direct-to-consumers.

We are presently undertaking intense market research studies in both the consumer goods and animal care industries. Qualitative and quantitative market research action plans have been established to identify key market opportunities. An outsourced market research consultant has been engaged to complete the methology required and commence with the required analysis.

We currently have signed nine management employment contracts with seven key executives and two managers. A solid management team has been formed and is working diligently for us. The diverse management leadership team consists of key executives holding past senior positions in the pharmaceutical, medical, financial, manufacturing and sales and marketing professions. An organization chart has been developed for both Canadian and U.S. operations and administration.

On October 22, 2002, we offered a $750,000 private placement subscription for up to 3,000,000 units of our securities at a purchase price of $0.25 per unit. The offer was limited to qualified purchasers who are residents of the United States and the Provinces of British Columbia, Alberta, and Ontario. Each unit consists of one common share and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.45 during the first 12 months and $0.65 for the remaining twelve months. As at May 31, 2003, we had received $181,198 in subscriptions representing 724,788 units and subsequent to May 31, 2003, we successfully completed the private placement and an additional $626,420 was received. The private placement was over subscribed by $57,618 for a total of $807,618. We will issue 3,230,471 common shares relating to the subscriptions.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We are presently licensed to manufacture and distribute patented Europeans skin care products which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The four flagship core products of the Neuroskin lines are FDA compliant. We have developed a business plan and conducted research with respect to marketing the products.

We will initially seek to generate sales and begin building brand awareness by aggressively marketing its products through the Internet. The Internet side is but one element in the overall business strategy. An integrated approach will ensure cohesive efforts support both online and offline sales and marketing strategies. A comprehensive Internet marketing plan is presently under development.

On September 8, 2003, we entered into a letter of intent to acquire the assets of 594360 B.C. Ltd. (dba Mystic Mountain Body and Spa Products), a company based in British Columbia, Canada and which is a manufacturer of skin and body products. The former President of Mystic Mountain will be joining us as Vice President of Manufacturing/Distribution of AVVAA for Canada. It is our intention to manufacture and distribute the Mystic Mountain line of skin and body products to provide initial operating revenue.

We have entered into discussions to raise significant funds through a combination of debt and equity. Funds raised will be used for further development, marketing and promotion of our products, an investor relations program, to secure additional products and for corporate working capital purposes. While we are using our best efforts to complete the above financing plans, there is no assurance that any such activity will generate funds that will be available for our business plan..

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2003 ("2003") COMPARED TO THE YEAR ENDED MAY 31, 2002 ("2002")

We are in the development stage. There were no revenues during 2003 and 2002.

The net loss in 2003 was $819,608 compared to a net loss of $509,095 in 2002, an increase of $310,513. The increased loss is a reflection of our efforts to implement our business plan. We have intensified our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world. We have undertaken intense market research studies in both the consumer goods and animal care industries. In addition, we have increased our fundraising activities.

Consulting fees paid in 2003 totaled $537,846 compared to $288,662 in 2002 an increase of $249,184. Of this increase $176,234 is for consulting fees paid to our management and the balance of $152,050 relates to consulting fees paid for advice in obtaining funding for us and for market research assistance.

In 2003 stock-based compensation for services provided to us totaled $169,342. There was no stock-based compensation in 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2003, operations were financed through advances from related parties of $351,445 and subscriptions for common shares of $173,698 received from a private placement.

These funds raised were spent on operating activities of $415,892, the purchase of property and equipment of $14,136 and payment of advance royalty deposits of $30,000. Foreign currency translation losses totaled $68,896.

As at May 31, 2003, there was a cash balance of $4,290 and current liabilities of a $1,493,488 for a working capital deficit of $1,489,198.

Subsequent to May 31, 2003 additional subscriptions for common shares of $626,420 were received.

It is our intention through our fundraising activities to obtain sufficient funding to cover our working capital deficit and to finance our further development, marketing and promotion of our products, an investor relations program, and to secure additional products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2003, we have not recognized any revenue, has a working capital deficit and has accumulated operating losses of $1,722,081 since its inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

Financial statements have been prepared in accordance with United States generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from management's best estimates as additional information becomes available in the future.

The functional currency of our international subsidiary is the local currency. The financial statements of this subsidiary are translated to United State's dollars using period-end rates of exchange for assets and liabilities, and an average rate of exchange for the year for revenues and expenses. Foreign currency translation gains and losses are included in current operations.

ITEM 7.     FINANCIAL STATEMENTS

AVVAA World Health Care Products, Inc.
(A Development Stage Company)

                                      Index

Report of Independent Auditors...............................F-1

Consolidated Balance Sheets   ...............................F-2

Consolidated Statements of    ...............................F-3
Operations

Consolidated Statement of     ...............................F-4
Stockholders' Equity

Consolidated Statements of    ...............................F-5
Cash Flows

Notes to the Consolidated     .............................F-6-F-13
Financial Statements

MANNING ELLIOTT
                                           11th floor, 1050 West Pender Street,
                                           Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS
                                           Phone: 604.714.3600 Fax: 604.714.3669
                                           Web: manningelliott.com

                         Report of Independent Auditors


To The Stockholders and Board of Directors of AVVAA World Health Care Products, Inc.

We have audited the accompanying consolidated balance sheets of AVVAA World Health Care Products, Inc. (A Development Stage Company) as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 3, 1998 (date of inception) to May 31, 2003 and the years ended May 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of AVVAA World Health Care Products, Inc. (A Development Stage Company), as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 3, 1998 (date of inception) to May 31, 2003 and the years ended May 31, 2003 and 2002, in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations since inception, no source of revenues and a significant working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments which might result from the outcome of this uncertainty.

/s/  Manning Elliott
Chartered Accountants

Vancouver, Canada

September 9, 2003


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)


                                                                                 May 31,         May 31,
                                                                                  2003            2002
                                                                                    $               $

Assets

Current Assets
     Cash and cash equivalents                                                      4,290             404
----------------------------------------------------------------------------------------------------------

Total Current Assets                                                                4,290             404

Patent Protection Costs (Note 3)                                                   10,000               -

Advance Royalty Deposits (Note 3)                                                 220,000               -

Property and Equipment (Note 4)                                                    12,958           1,523
----------------------------------------------------------------------------------------------------------

Total Assets                                                                      247,248           1,927
==========================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                                      503,665          17,877
   Accrued liabilities                                                             69,949           2,000
   Advances from related parties (Note 6)                                         779,928          97,759
   Other advances (Note 7)                                                        139,946               -
----------------------------------------------------------------------------------------------------------

Total Liabilities                                                               1,493,488         117,636
----------------------------------------------------------------------------------------------------------


Contingencies (Note 1)

Stockholders' Deficit

Common Stock (Note 8) - 25,000,000  shares  authorized  at $0.001 par value;
17,411,701 and 2,709,200 issued and outstanding respectively                       17,412           2,709

Additional Common Stock Subscribed (Note 8(d))                                    181,198               -

Paid in Capital                                                                   954,003         485,156

Deferred Compensation (Note 8)                                                  (607,876)        (19,118)

Accumulated Other Comprehensive Loss                                             (68,896)               -

Deficit Accumulated During the Development Stage                              (1,722,081)       (584,456)
----------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                   (1,246,240)       (115,709)
----------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                       247,248           1,927
==========================================================================================================

    (The Accompanying Notes are an Integral Part of the Financial Statements)


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)


                                                   Accumulated
                                                      from
                                                  June 3, 1998
                                               (Date of Inception)          Year Ended
                                                   to May 31,                 May 31,
                                                      2003              2003          2002
                                                        $                 $             $

Revenue                                                    -                -              -
---------------------------------------------------------------------------------------------
Expenses

   General and Administration

     Amortization                                      1,386            1,386              -
     Consulting                                      412,879          236,211        120,245
     Foreign exchange                                 24,861                -         24,861
     Interest                                         27,402            9,245          8,706
     Office, telephone and rent                       17,594           10,312          7,282
     Professional fees                               171,612           72,970         90,927
     Stock-based compensation                        169,342          169,342
     Transfer agent and regulatory fees               10,744           10,744              -
     Travel                                           10,165            1,960         17,205
---------------------------------------------------------------------------------------------

                                                     854,985          512,170        269,226
---------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                      315,413          281,283         90,553
     Promotion                                           552              158            394
---------------------------------------------------------------------------------------------

                                                     315,965          281,441         90,947
---------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                      429,261           20,352         77,864
     Health agency approvals                         111,228            4,791         61,270
     Rent                                             10,642              854          9,788
---------------------------------------------------------------------------------------------

                                                     551,131           25,997        148,922
---------------------------------------------------------------------------------------------

Net loss for the period                          (1,722,081)        (819,608)      (509,095)
---------------------------------------------------------------------------------------------


Basic net loss per share                                               (0.07)         (0.05)
---------------------------------------------------------------------------------------------


Weighted average common shares outstanding                         12,453,000     11,130,000
---------------------------------------------------------------------------------------------


(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The Accompanying Notes are an Integral Part of the Financial Statements)



AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)


                                                                 Accumulated
                                                                    from
                                                                June 3, 1998
                                                             (Date of Inception)           Year Ended
                                                                  to May 31,                 May 31,
                                                                     2003             2003           2002
                                                                       $                $              $
Operating Activities
   Net loss for the period                                        (1,722,081)      (819,608)       (509,095)

   Adjustments to reconcile net loss to cash

     Amortization                                                       1,386          1,386               -
     Recapitalization costs                                         (115,730)      (115,730)               -
     Stock-based compensation                                         169,342        169,342               -

   Change in operating assets and liabilities

     Increase in accounts payable and accrued liabilities             581,114        348,718         131,205
-------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                             (1,085,969)      (415,892)       (377,890)
-------------------------------------------------------------------------------------------------------------

Investing Activities

   Patent protection costs                                           (10,000)              -               -
   Purchase of property and equipment                                (14,356)       (14,136)               -
   Advance royalty deposits                                         (195,000)       (30,000)        (99,000)
-------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                               (219,136)       (44,136)        (99,000)
-------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from related parties                                      754,928        351,445         167,017
   Advances from others                                               139,946          7,854           8,861
   Issuance of convertible debentures                                 300,000              -         300,000
   Issuance of common shares                                            9,719              -           1,281
   Subscriptions received                                             173,698        173,698               -
-------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                           1,378,291        532,997         477,159
-------------------------------------------------------------------------------------------------------------

Foreign Currency Translation                                         (68,896)       (68,896)               -
-------------------------------------------------------------------------------------------------------------

Change in Cash and Cash Equivalents                                     4,290          4,073             269

Cash and Cash Equivalents - Beginning of Period                             -            217            (52)
-------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                               4,290          4,290             217
-------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities

   Advance royalty deposits payable                                    25,000              -               -
   Shares issued to settle debt                                           188              -               -
   Shares issued for convertible debenture conversions                300,000              -               -
   Shares to be issued to settle debt included in
      subscriptions received                                            7,500          7,500               -

Supplemental Disclosures

   Interest paid in cash                                                    -              -               -
   Income taxes paid in cash                                                -              -               -

    (The Accompanying Notes are an Integral Part of the Financial Statements)


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(expressed in U.S. Dollars)

                                                                                                         Accumulated
                                                   Common Stock      Common     Additional               Other
                                                                     Stock      Paid-in    Deferred      Comprehensive  Accumulated
                                                 Shares     Amount   Subscribed Capital    Compensation  Loss           Deficit
                                                   #          $          $         $            $            $            $

Balance at June 3, 1998 (Date of Inception)           --         --         --         --          --          --          --

Issuance of Shares:

July 22, 1998, Rule 144 restricted shares for
   cash                                        1,600,000      1,600         --      6,400          --          --          --
August 28, 1998, unrestricted shares for cash    152,232        152         --     53,188          --          --          --
April 6, 1999, Rule 504 unrestricted shares
   for cash                                       14,350         14         --     18,153          --          --          --
April 6, 1999, Rule 504 unrestricted shares
   for conversion of convertible debentures       41,697         42         --     60,416          --          --          --

Net Loss For The Period                               --         --         --         --          --          --    (102,298)
------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1999                        1,808,279      1,808         --    138,157          --          --    (102,298)

Issuance of Shares:

June 24, 1999, Rule 144 restricted shares for
   cash                                          400,000        400         --      1,600          --          --          --
March 15, 2000, Rule 504 unrestricted shares
   for conversion of notes payable               101,133        101         --    151,599          --          --          --
March 24, 2000, Rule 504 unrestricted shares
   for cash                                       20,000         20         --     29,980          --          --          --
May 9, 2000, previously issued restricted
   shares transferred to acquire property             --         --         --    100,000          --          --          --

Net Loss For The Year                                 --         --         --   (267,532)
------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2000                        2,329,412      2,329         --    421,336          --          --    (369,830)

Issuance of Shares:

July 25, 2000, Rule 504 unrestricted shares
   for cash                                       15,788         16         --     23,184          --          --          --
September 12, 2000, Rule 144 restricted
   shares for acquisition of Anmore
   Management Inc.                                 2,000          2         --          8          --          --          --

Reorganization costs                                  --         --         --    (90,010)         --          --          --

Net Loss For The Year                                 --         --         --         --          --          --    (252,215)
------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2001                        2,347,200      2,347         --    354,518          --          --    (622,045)

Issuance of Shares:

July 16, 2001, restricted shares for
   conversion of notes payable                   112,000        112         --     55,888          --          --          --
February 1, 2002, unrestricted shares for
   consulting services                           250,000        250         --     24,750     (19,118)         --          --
Reduction of reorganization costs                     --         --     50,000         --          --          --

Net Income For the Year                               --         --         --         --          --          --      37,589
------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2002                        2,709,200      2,709         --    485,156     (19,118)         --    (584,456)

Elimination of AVVAA's stockholders' deficit          --         --         --   (584,456)         --          --     584,456

Shares issued to the shareholders of MYOSP    12,112,501     12,113         --    297,793          --          --    (902,473)

Shares issued for services to be rendered      2,590,000      2,590         --    755,510    (758,100)         --          --

Amortization of deferred compensation                 --         --         --         --     169,342          --          --

Common stock to be issued                             --         --    181,198         --          --          --          --

Foreign currency translation adjustment               --         --         --         --          --     (68,896)         --

Net Loss For The Year                                 --         --         --         --          --          --    (819,608)
------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2003                       17,411,701     17,412    181,198    954,003    (607,876)    (68,896) (1,722,081)
------------------------------------------------------------------------------------------------------------------------------

    (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

1.   Nature of Operations and Continuance of Business

     AVVAA World Health Care Products, Inc. (the "Company") was incorporated on June 3, 1998 in the State of Nevada.

     On June 28, 2002 the Company completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. ("MYOSP"), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of the Company's issued common shares. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. Certain directors and officers of MYOSP became directors and officers of the Company. These financial statements are a continuation of MYOSP.

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2003, the Company has not recognized any revenue, has a working capital deficit of $1,489,198, and has accumulated operating losses of $1,722,081 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     See subsequent events for additional funds raised pursuant to the completion of a private placement.

     Subsequent to May 31, 2003 the Company has entered into discussions to raise additional significant funds through a combination of debt and equity. Funds raised will be used for further development, marketing and promotion of the Company's products, an investor relations program, to secure additional products and for corporate working capital purposes. While the Company is using its best efforts to complete the above financing plans, there is no assurance that any such activity will generate funds that will be available for the Company's business plan.

2.   Summary of Significant Accounting Principles

(a)  Basis of Accounting

     These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are expressed in United States dollars.

(b)  Consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mind Your Own Skin Products Inc. and 648311 B.C. Ltd.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

2.   Summary of Significant Accounting Principles (continued)

(c)  Year End

     The Company's fiscal year end is May 31.

(d)  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)  Property and Equipment

     Molds are recorded at cost. Amortization is computed on a straight-line basis using an estimated useful life of three years.

(f)  Long-Lived Assets

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(g)  Foreign Currency Translation

     The functional currency of the Company's international subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

(h)  Revenue Recognition

     From the Company's inception on June 3, 1998 to May 31, 2003, the Company has not generated any revenue. Upon commencement of operations, revenue will be earned from the sale of skin care products. Revenue is expected to be derived from products sold directly to retailers or indirectly through distributors. The Company will follow the provisions of Staff Accounting Bulletin ("SAB") No. 101; "Revenue Recognition in Financial Statements". Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

     In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

(i)  Other Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had a comprehensive loss of $888,504 and $509,095 which includes a foreign currency translation loss of $68,896 and $Nil, at May 31, 2003 and 2002, respectively.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

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

(l)  Financial Instruments

     The fair values of cash and cash equivalents, accounts payable, accrued liabilities, advances from related parties and other advances were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(m)  Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

(n)  Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

2.   Summary of Significant Accounting Principles (continued)

(n)  Recent Accounting Pronouncements (continued)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions did not have a material impact on the Company's consolidated financial position and results of operations. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 on June 1, 2003.

     In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard did not have a material effect on the Company's results of operations and financial position.

     FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


3.   Advance Royalty Deposits and Related License Agreements

     Pursuant to two separate license agreements, the Company has been granted by the inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received approval from the US Food and Drug Administration ("FDA") as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products are in the process of renewal. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania.

     The agreements provide for the joint ownership of all applicable patents, pending patents, patent applications, trade marks, copyright, secret processes, formulae, technical data and other scientific and technical information has been secured.

     Terms of the license agreements call for total advance royalty payments of $220,000. The licensor will be entitled to royalties on the sale of products by the Company at a rate of approximately 7% of sales. The Company has paid $195,000 to May 31, 2003 and the outstanding balance of $25,000 at May 31, 2003 was past due and is non-interest bearing. Subsequent to May 31, 2003, the outstanding balance of $25,000 was paid. The term of the agreements are for thirty years with automatic renewal rights.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

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


4.   Property and Equipment

     Property and equipment is stated at cost less accumulated amortization.

                                                                                   2003             2002
                                                              Accumulated      Net Carrying     Net Carrying
                                                   Cost       Amortization        Value             Value
                                                     $             $                $                 $
     Moulds                                         14,136           1,178            12,958                 -
     Office equipment                                    -               -                 -             1,523
     ------------------------------------------- ---------- - ------------- - ---------------  ----------------

                                                    14,136           1,178            12,958             1,523
     =========================================== ========== = ============= = ===============  ================

5.   Secured Liability

     Included in accounts payable is $112,377 owing to the Agent processing the applications related to the US FDA registration as compliant products and Canadian DIN approvals for the licensed products and is the original registrant in that regard. As original registrant it is the only entity able to effect any changes to the FDA registration as compliant products and DIN applications and/or registrations for the products. Originally retained by the inventor, the Agent is now the agent for both the Company and the inventor. The Agent and the inventor agreed that the FDA and DIN registrations will be amended to show the inventor as the manufacturer and the Company as the owner. The Agent is presently retaining control of the applications and registrations as security for the payment of its outstanding fees. It was agreed to effect such changes immediately upon receipt of payment of its outstanding fees and thereafter release the registrations to the Company. The fees do not bear interest and are currently payable. Subsequent to May 31, 2003 the Agent was paid $40,000 and the Agent agreed to commence the amendments to the FDA and DIN registrations to show the inventor as the manufacturer and the Company as the owner.


6.   Related Party Advances and Transactions

                                                                        2003             2002
                                                                          $                $

     (a)  Advances

          (i) Shield-Tech Products Inc.                                415,049              -
          (ii)Owing to the licensor (Note 3)                            25,000              -
          (iii)    Owing to directors and/or officers                  339,879         97,759
     -----------------------------------------------------------------------------------------

                                                                       779,928         97,759
     =========================================================================================

         (i) Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company's behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

         (ii) The licensor is a minority shareholder. The amount owing is without interest, unsecured, and without fixed repayment terms. Subsequent to May 31, 2003 the outstanding balance was paid.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

6.   Related Party Advances and Transactions (continued)

         (iii) The advances from directors and/or officers are unsecured, without fixed repayment terms and are non-interest bearing.

     (b)  Transactions

     Six directors/officers were paid $287,877 (2002 - $111,643 paid to two directors (officers)) during the year.


7.   Other Advances

     The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $7,854 was accrued and charged to operations for the year ended May 31, 2003 (2002 - $8,861).


8.   Common Stock

     (a)  Reverse Stock Split

     On June 28, 2002, pursuant to the terms of the MYOSP acquisition, the Company completed a reverse split of its common stock on 5 for 1 basis, such that every five shares of common stock issued and outstanding immediately prior to the reverse split was changed into and constitute one share of fully paid common stock of the Company. All per share amounts have been retroactively adjusted.

     (b) The Company issued 12,112,501 common shares to the shareholders of MYOSP to effect a reverse merger of the Company.

     (c) On November 27, 2002, 1,450,000 common shares were reserved for the exercise of stock options, exercisable at $0.40 per share, for officers, directors, key employees and consultants.

     (d) On October 22, 2002 the Company offered a $750,000 private placement subscription for up to 3,000,000 units of the Company at a purchase price of $0.25 per unit. The offer is limited to qualified purchasers who are residents of the United States and the Provinces of British Columbia, Alberta, and Ontario. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.45 during the first 12 months and $0.65 for the remaining twelve months. As at May 31, 2003, the Company has received $181,198 in subscriptions. On August 13, 2003 this private placement was completed after receiving an additional $626,420. A total of 3,230,472 units will be issued. (e) Non-Cash Consideration

          Shares issued for non-cash consideration were valued based on the fair market value of the services provided.

          On August 9, 2002, the Company issued 300,000 shares of common stock for investor relations services. These shares were issued at an aggregate value of $135,000 for services to have been rendered over a six month period. The services were never provided therefore no stock-based compensation has been recorded and the 300,000 shares are to be cancelled.

          On December 11, 2002, the Company issued 240,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $100,800 for services to have been rendered over a one year period. The consultant earned 30,000 shares for a fair market value of $12,600 which was charged to operations as compensation expense. The remaining 210,000 shares are to be cancelled.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

8.   Common Stock (continued)

     (e)  Non-Cash Consideration (continued)

     On January 9, 2003, the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $93,000 for services rendered. The Company charged to operations compensation expense of $93,000 since all services had been performed as of year end.

     On March 11, 2003, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $127,500 for services to be rendered over a two year period. The Company charged to operations compensation expense of $13,281 and recorded deferred compensation of $114,219 that will be expensed over the remainder of the term.

     On April 10, 2003, the Company issued 500,000 shares of common stock to two officers. These shares were issued at an aggregate fair value of $175,000 for services to be rendered over a two year period. The Company charged to operations compensation expense of $10,938 and recorded deferred compensation of $164,062 that will be expensed over the remainder of the term.

     On April 22, 2003, the Company issued 250,000 shares of common stock for financing services. These shares were issued at an aggregate fair value of $87,500 as compensation for the successful arrangement of $3,000,000 in financing for the Company. The Company has recorded deferred compensation of $87,500 that will be expensed when it is earned.

     On May 6, 2003, the Company issued 750,000 shares of common stock to three officers. These shares were issued at an aggregate fair value of $262,500 for services to be rendered over a one year period. The Company charged to operations compensation expense of $21,876 and recorded deferred compensation of $240,624 that will be expensed over the remainder of the term.


9.   Income Taxes

     The tax effect of the significant temporary differences which would comprise tax assets at May 31, 2003 is as follows:


     Deferred tax asset:
       Operating loss carryforward                      $  246,000

     Valuation allowance                                  (246,000)
------------------------------------------------------------------------------

     Net deferred tax asset                             $        -
------------------------------------------------------------------------------


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carryforward period.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

9.   Income Taxes (continued)

     The Company has approximately $723,000 of net operating loss carry forwards available for US income tax purposes to reduce taxable income of future years. These net operating loss carry forwards expire in years ranging from 2013 to 2018. In addition, the Company has approximately CAD$1,526,000 of non-capital losses available for Canadian income tax purposes to reduce taxable income of future years.

10.  Subsequent Events

(a) On July 23, 2003 the Company entered into an employment agreement with its newly appointed officer. The agreement requires the Company to pay annual compensation to the officer of $78,000 and issue 250,000 shares of the Company's common stock.

(b) On August 13, 2003, the Company completed the private placement subscription described in Note 8(d) as it received an additional $626,420 in subscriptions subsequent to year end. The Company will issue 2,505,680 common shares relating to these subscriptions.

(c) On September 8, 2003, the Company entered into a letter of intent to acquire the assets of 594360 B.C. Ltd. (dba Mystic Mountain Body and Spa Products), a company based in British Columbia, Canada and which is a manufacturer of skin and body products.

(d) The Company paid $40,000 of $112,377 owing to the Agent responsible for filing amendments to the Company's FDA and DIN registrations. The Agent is now making the amendments to reflect the Company as the owner of the licensed products.

(e) The Company paid the remaining $25,000 due pursuant to the two license agreements discussed in Note 3.

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

================================================================================

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and officers are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name                          Age              Position
----                          ---              --------

Jack Farley                   60               President, Chief Executive Officer and Director

Charles Austin                66               Chief Financial Officer, Secretary and Director

Dr. Mark Alden                51               Director

Raymond Merry                 45               Director-resigned on September 26, 2002

James MacDonald               66               Director as of September 26, 2002


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

                                      III-1

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

From 1997 to 1999 he was the managing director of Triathlon Canada where he facilitated in the development and implementation of a strategic plan entitled "Towards 2000 and Beyond". He also participated in the development of prize winning marketing materials and had extensive involvement in the fund raising and communications program.

From 1970 to 1996 he was a Senior Audit Partner for Ernst & Young, Mr. Austin provided audit, accounting, taxation, information systems and general business advice to a wide range of clients including many public companies ranging from start-ups to multi-nationals. Some of his clients included: Luscar, Echo Bay Mines, ZCL Manufacturing, Falconbridge and Inventronics. He was also a member of Ernst & Young's National Audit Policy and Accounting Policy Committees. Mr. Austin received his Bachelor of Business Administration (honours) from the University of Western Ontario in 1961 and became a chartered accountant in 1964.

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

                                      III-2

JAMES MACDONALD became our director on September 26, 2002. He has a 38 year career in Canadian and international banking and finance. He presently serves as a senior executive in a privately operated offshore finance company. He previously worked as a commercial credit analyst for the Canadian Imperial Bank of Commerce headquartered in Toronto, Ontario, Canada. He started working for them in 1954 until his retirement in May, 1992. His portfolio included the support of over 1,500 lending accounts with more than $100 million in loan requirements. In 1978, he was an Honor graduate of the University of Toronto and York University, located in Ontario, Canada. Recently, from 1998 through 2002, he was Vice President - Commercial Finance for Monex International, Inc. based in Burlington, Ontario, Canada.

RAYMOND MERRY was our Director until he resigned on September 26, 2002. He is our former President and former Chief Executive Officer Mr. Merry served as our President, CEO and as a Director from his appointment on July 1, 1998.

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

Compliance with Section 16(a) of the Exchange Act

Since becoming a 1934 Act company on September 22, 2000, we have not yet filed any Forms 3, 4 and 5 for any of our officers, directors or 10% shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in fiscal year ending May 31, 2003 and 2002 whose salary and compensation exceeded $100,000. In fiscal year ending May 31, 2002, no officer received compensation in excess of $100,000. In fiscal year ending May 31, 2003, Jack Farley, our President, Chief Executive Officer and director received $103,138.29 in compensation. This Was all in the form of cash salary.

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 10, 2003, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each Director who owns our common stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of our outstanding shares. We currently have a total of 17,661,701 shares issued and outstanding.

                                      III-3

Security Ownership of Beneficial Owners

Name of                                      Shares of
Beneficial Owner                            Common Stock      Percent of Class
----------------                            ------------      ----------------

Jack Farley (2)                             4,950,000 (1)             28.03%

Charles Austin (2)                                250,000              1.42%

Dr. Mark Alden (2)                                250,000              1.2%

Ray Merry (2)                                     350,000              1.98%
355 Burrard Street, Suite 1000
Vancouver, BC, Canada
V6C 2G8

Peter Thomas Black
684 Gleneagles Drive
Kamloops, BC, Canada
V2E 1Z1                                           975,000              5.52%

Frederick Taylor
88 Lakeport Road, Unit #13
St. Catherines, Ontario, Canada
L2N 4P8                                           975,000              5.52%

S. Anne Taylor and
Barrie Taylor
88 Lakeport Road, Unit #13
St. Catherines, Ontario, Canada
L2N 4P8                                           975,000              5.52%

Lloyd Clay
1128 Limestone Cres
Prince George, BC, Canada
V2M 4Z2                                           975,000              5.52%

Gail Christine Strachan
9262 Highway 97A
RR1 S8 C13
Mara, BC, Canada
V0E 2KO                                           975,000              5.52%

Directors and Officers as
a group (4 persons including Ray
Merry)                                          5,800,000             32.84%

(1) This amount includes 2,475,000 shares owned by Lorie Dale Campbell-Farley, Mr. Farley's wife.

(2) The address for such individuals is c/o AVVAA World Health Care Products, Inc., 3018 Schaeffer Road, Falkland, BC< Canada V0E 1W0.

                                      III-4

Officers and Directors
Name of                                      Shares of
Beneficial Owner                             Common Stock      Percent of Class
----------------                             ----------        ----------------

Jack Farley (1)                                 4,950,000             28.03%


Charles Austin                                    250,000              1.42%

Dr. Mark Alden                                    250,000              1.42%


Ray Merry                                         350,000              1.98%


Directors and Officers as a                     5,800,000             32.84%
group (4 persons including Ray
Merry)

(1) The address for such individuals is c/o AVVAA World Health Care Products, Inc., 3018 Schaeffer Road, Falkland, BC< Canada V0E 1W0.

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

Related Party Advances and Transactions


                                                                 2003             2002
                                                                   $                $
     (a)      Advances
              (i)      Shield-Tech Products Inc.                415,049              -
              (ii)     Owing to the licensor (Note 3)            25,000              -
              (iii)    Owing to directors and/or officers       339,879         97,759
     ----------------------------------------------------------------------------------
                                                                779,928         97,759
     ----------------------------------------------------------------------------------

         (i) Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company's behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

         (ii) The licensor is a minority shareholder. The amount owing is without interest, unsecured, and without fixed repayment terms. Subsequent to May 31, 2003 the outstanding balance was paid.

         (iii) The advances from directors and/or officers are unsecured, without fixed repayment terms and are non-interest bearing.

     (b) Transactions

                                      III-5

         Six directors/officers were paid $287,877 (2002 - $111,643 paid to two directors (officers)) during the year.

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

                                      III-6

================================================================================

                                    PART IV

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

3.1  Certificate of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 8-K12G3, filed on September 22, 2000 (SEC File No. 000-31611).

(b)  Reports on Form 8-K

     On July 8, 2002, we filed a Form 8-K to report the Share Exchange amongst us, 648311 B.C. Ltd. and Mind Your Own Skin Products, Inc. We filed an amendment to such Form 8-K on September 6, 2002 to include the required financial statements for such transaction.

ITEM 14. Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              AVVAA WORLD HEALTH CARE PRODUCTS, INC.

                              By:  /s/   Jack Farley
                              ------------------------------------
                              JACK FARLEY
                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                              AND DIRECTOR


Dated: September 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/      Jack Farley         President, Chief Executive Officer and    Dated:   September 15, 2003
       ------------------------     Director
       Jack Farley

By:    /s/      Charles Austin      Chief Financial Officer, Secretary and    Dated:   September 15, 2003
       ------------------------     Director
       Charles Austin

By:    /s/      Mark Alden          Director                                  Dated:   September 15, 2003
       ------------------------
       Mark Alden

By:    /s/      James MacDonald     Director                                  Dated:   September 15, 2003
       ------------------------
       James MacDonald


================================================================================

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     September 15,  2003

/s/    Jack Farley
--------------------------------------
President, Chief Executive Office and
Director

================================================================================

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     September 15,  2003

/s/    Charles Austin
--------------------------------------
Chief Financial Officer