Form 10QSB
period 2003-08-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2003-10-21
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 19, 2003, we had 21,028,172 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2003 are not necessarily indicative of results that may be expected for the year ending May 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                     AVVAA WORLD HEALTH CARE PRODUCTS, INC.
                     Financial Statements Table of Contents

                                                                          Page #

Consolidated Balance Sheets                                                    1
As of August 31, 2003 and May 31, 2003

Consolidated Statements of Operations                                          2
Accumulated from June 3, 1998 Date of Inception to
August 31, 2003 and for the Three Months
Ended August 31, 2003 and 2002

Consolidated Statements of Cash Flows                                          3
Accumulated from June 3, 1998 Date of Inception to
August 13, 2003 and for the Three Months
Ended August 31, 2003 and 2002

Notes to the Financial Statements                                           4-10

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)


                                                                                          August 31,       May 31,
                                                                                             2003            2003
                                                                                              $               $

                                                                                          (unaudited)      (audited)
Assets

Current Assets
   Cash and cash equivalents                                                                   17,014           4,290
-----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                           17,014           4,290

Patent Protection Costs (Note 3)                                                               10,000          10,000

Advance Royalty Deposits (Note 3)                                                             220,000         220,000

Property and Equipment (Note 4)                                                                11,780          12,958
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                  258,794         247,248
=======================================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                                                  337,427         503,665
   Accrued liabilities                                                                         72,949          69,949
   Advances from related parties (Note 6)                                                     677,263         779,928
   Other advances (Note 7)                                                                    141,941         139,946
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                           1,229,580       1,493,488
-----------------------------------------------------------------------------------------------------------------------


Contingencies (Note 1)
Subsequent Event (Note 9)

Stockholders' Deficit

Common  Stock  (Note  8) -  25,000,000  shares  authorized  at  $0.001  par  value;
and 17,661,702 and 17,411,701 issued and outstanding respectively                              17,662          17,412

Additional Common Stock Subscribed (Note 8)                                                   797,447         181,198

Paid in Capital                                                                             1,073,753         954,003

Deferred Compensation (Note 8)                                                               (654,438)       (607,876)

Accumulated Other Comprehensive Loss                                                          (65,640)        (68,896)

Deficit Accumulated During the Development Stage                                           (2,139,570)     (1,722,081)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                                  (970,786)     (1,246,240)
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                   258,794         247,248
=======================================================================================================================


   (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)


                                                                   Accumulated
                                                                      from
                                                                  June 3, 1998
                                                               (Date of Inception)         Three Months Ended
                                                                  to August 31,                August 31,
                                                                      2003                 2003           2002
                                                                        $                   $               $

Revenue                                                                            -                -              -
--------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administration

     Amortization                                                             2,564            1,178            208
     Consulting                                                             579,993          167,114        116,399
     Foreign exchange                                                        24,861                -       (13,762)
     Interest                                                                29,460            2,058          2,260
     Office, telephone and rent                                              20,877            3,283          6,222
     Professional fees                                                      175,838            4,226         32,672
     Stock-based compensation                                               282,779          113,437              -
     Transfer agent and regulatory fees                                      10,999              255              -
     Travel                                                                  19,752              587             68
--------------------------------------------------------------------------------------------------------------------
                                                                          1,147,123          292,138        144,067
--------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                                             420,336          104,923         18,538
     Promotion                                                                1,480              928         14,801
--------------------------------------------------------------------------------------------------------------------
                                                                            421,816          105,851         33,339
--------------------------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                                             448,761           19,500              -
     Health agency approvals                                                111,228                -              -
     Rent                                                                    10,642                -              -
--------------------------------------------------------------------------------------------------------------------
                                                                            570,631           19,500              -
--------------------------------------------------------------------------------------------------------------------

Net loss for the period                                                 (2,139,570)        (417,489)      (177,406)
====================================================================================================================

Basic net loss per share                                                                      (0.02)         (0.01)
====================================================================================================================

Weighted average common shares outstanding                                                17,495,000     15,000,000
====================================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)

   (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)

                                                                    Accumulated
                                                                       from
                                                                   June 3,1998
                                                                 (Date of Inception)       Three Months Ended
                                                                    to August 31,              August 31,
                                                                       2003               2003            2002
                                                                         $                  $              $
Operating Activities
   Net loss for the period                                               (2,139,570)      (417,489)       (177,406)

   Adjustments to reconcile net loss to cash
     Amortization                                                              2,564          1,178            208
     Recapitalization costs                                                (115,730)              -        (98,114)
     Stock-based compensation                                                282,779        113,437               -

   Changes in operating assets and liabilities
     Prepaid expenses                                                              -              -        (10,909)
     Accounts payable and accrued liabilities                                532,963       (48,151)        123,148
--------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                    (1,436,994)      (351,025)       (163,073)
--------------------------------------------------------------------------------------------------------------------
Investing Activities

   Patent protection costs                                                  (10,000)              -               -
   Purchase of property and equipment                                       (14,136)              -               -
   Advance royalty deposits                                                (220,000)       (25,000)               -
--------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                      (244,136)       (25,000)               -
--------------------------------------------------------------------------------------------------------------------
Financing Activities

   Advances from related parties                                             677,263       (77,665)         162,107
   Advances from others                                                      141,941          1,995           2,246
   Issuance of convertible debentures                                        300,000              -               -
   Issuance of common shares                                                   9,719              -               -
   Subscriptions received                                                    634,861        461,163               -
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                  1,763,784        385,493         164,353
--------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation                                                (65,640)          3,256               -
--------------------------------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                           17,014         12,724           1,280

Cash and Cash Equivalents - Beginning of Period                                    -          4,290             217
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period                                     17,014         17,014           1,497
--------------------------------------------------------------------------------------------------------------------
Non-Cash Financing Activities
   Advance royalty deposits payable                                                -         25,000               -
   Shares issued to settle debt                                                  188              -               -
   Shares issued for convertible debenture conversions                       300,000              -               -
   Shares to be issued to settle debt included in
      subscriptions                                                          122,586        115,086               -
   Shares to be issued for consulting fees included in
      subscriptions                                                           47,500         40,000               -

Supplemental Disclosures
   Interest paid in cash                                                           -              -               -
   Income taxes paid in cash                                                       -              -               -
====================================================================================================================

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

     The Company is a global biotechnology company specializing in providing all natural, therapeutic skin care products. The Company intends to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world. The Company's mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. The Company is presently licensed to manufacture and distribute patented Europeans skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. The Company intends to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The four flagship core products of the Neuroskin lines are FDA compliant. The Company has developed a business plan and conducted research with respect to marketing the products.

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2003, the Company has not recognized any revenue, has a working capital deficit of $1,212,566 and has accumulated operating losses of $2,139,570 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     Subsequent to August 31, 2003 the Company has entered into discussions to raise additional significant funds through a combination of debt and equity. Funds raised will be used for further development, marketing and promotion of the Company's products, an investor relations program, to secure additional products and for corporate working capital purposes. While the Company is using its best efforts to complete the above financing plans, there is no assurance that any such activity will generate funds that will be available for the Company's business plan.


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

     (c)  Year End

          The Company's fiscal year end is May 31.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

     (d)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (e)  Property and Equipment

          Moulds are recorded at cost. Amortization is computed on a straight-line basis using an estimated useful life of three years.

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

     (g)  Foreign Currency Translation

          The functional currency of the Company's international subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations. (h) Revenue Recognition

          From the Company's inception on June 3, 1998 to August 31, 2003, the Company has not generated any revenue. Upon commencement of operations, revenue will be earned from the sale of skin care products. Revenue is expected to be derived from products sold directly to retailers or indirectly through distributors. The Company will follow the provisions of Staff Accounting Bulletin ("SAB") No. 101; "Revenue Recognition in Financial Statements". Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

          In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

     (i)  Other Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The three months ended August 31, 2003 and 2002, the Company had a comprehensive loss of $414,233 and $177,406 which includes a foreign currency translation gain of $3,256 and $Nil, at August 31, 2003 and 2002, respectively.

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

     (m)  Recent Accounting Pronouncements

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

          In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard did not have a material effect on the Company's results of operations and financial position.

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

     Terms of the license agreements call for total advance royalty payments of $220,000 which have been paid. The licensor will be entitled to royalties on the sale of products by the Company at a rate of approximately 7% of sales. The term of the agreements are for thirty years with automatic renewal rights.

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

4.   Property and Equipment

     Property and equipment is stated at cost less accumulated amortization.



                                                               August 31,          May 31,
                                                                  2003              2003
                                            Accumulated       Net Carrying       Net Carrying
                                 Cost       Amortization          Value             Value
                                  $              $                  $                 $
                                                               (unaudited)         (audited)

     Moulds                       14,136            2,356             11,780             12,958
     ------------------------ -----------  --------------- - ----------------  -----------------

5.   Secured Liability

     Included in accounts payable is $72,377 owing to the Agent processing the applications related to the US FDA registration as compliant products and Canadian DIN approvals for the licensed products and is the original registrant in that regard. As original registrant it is the only entity able to effect any changes to the FDA registration as compliant products and DIN applications and/or registrations for the products. Originally retained by the inventor, the Agent is now the agent for both the Company and the inventor. The Agent and the inventor agreed that the FDA and DIN registrations will be amended to show the inventor as the manufacturer and the Company as the owner. The Agent is presently retaining control of the applications and registrations as security for the payment of its outstanding fees. It was agreed to effect such changes immediately upon receipt of payment of its outstanding fees and thereafter release the registrations to the Company. The fees do not bear interest and are currently payable. The Agent has agreed to commence the amendments to the FDA and DIN registrations to show the inventor as the manufacturer and the Company as the owner.


6.   Related Party Advances and Transactions


                                                            August 31,         May 31,
                                                               2003             2003
                                                                 $                $
                                                            (unaudited)       (audited)

     (a)  Advances
          (i) Shield-Tech Products Inc.                            403,629        415,049
          (ii)Owing to the licensor (Note 3)                             -         25,000
          (iii)    Owing to directors and/or officers              273,634        339,879
     -------------------------------------------------------------------------------------

                                                                   677,263        779,928
     =====================================================================================

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

     (b)  Transactions

         Six directors/officers were paid $142,000 in total for consulting services rendered for the three months ended August 31, 2003 and $70,894 paid to three directors/officers for the three months ended August 31, 2002.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

7.   Other Advances

     The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $1,995 was accrued and charged to operations for the three months ended August 31, 2003 (three months ended August 31, 2002 - $2,246).

8.   Common Shares

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

     (d) On October 22, 2002 the Company offered a $750,000 private placement subscription for up to 3,000,000 units of the Company at a purchase price of $0.25 per unit. The offer is limited to qualified purchasers who are residents of the United States and the Provinces of British Columbia, Alberta, and Ontario. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.45 during the first twelve months and $0.65 for the remaining twelve months. At August 31, 2003 the Company has received $757,447. An additional $50,055 was received subsequent to August 31, 2003 for a total of $807,502. Of this amount $122,586 was to settle debt. A total of 3,230,008 units will be issued subsequent to August 31, 2003.

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

          On December 11, 2002, the Company issued 240,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $100,800 for services to have been rendered over a one year period. The consultant earned 30,000 shares for a fair market value of $12,600 which was charged to operations as compensation expense in fiscal 2003. The remaining 210,000 shares are to be cancelled.

          On January 9, 2003, the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $93,000 for services rendered. The Company charged to operations compensation expense of $93,000 in fiscal 2003 since all services had been performed as of May 31, 2003.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

8.   Common Stock (continued)

     (e)  Non-Cash Consideration (continued)

          On March 11, 2003, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $127,500 for services to be rendered over a two year period. The Company charged to operations compensation expense of $15,938 for the three months ended August 31, 2003 and $13,281 for year ended May 31, 2003 and recorded deferred compensation at August 31, 2003 of $98,281 that will be expensed over the remainder of the term.

          On April 10, 2003, the Company issued 500,000 shares of common stock to two officers. These shares were issued at an aggregate fair value of $175,000 for services to be rendered over a two year period. The Company charged to operations compensation expense of $21, 875 for the three months ended August 31, 2003 and $10,938 for the year ended May 31, 2003 and recorded deferred compensation of $142,187 at August 31, 2003 that will be expensed over the remainder of the term.

          On April 22, 2003, the Company issued 250,000 shares of common stock for financing services. These shares were issued at an aggregate fair value of $87,500 as compensation for the successful arrangement of $3,000,000 in financing for the Company. The Company has recorded deferred compensation of $87,500 that will be expensed when it is earned.

          On May 6, 2003, the Company issued 750,000 shares of common stock to three officers. These shares were issued at an aggregate fair value of $262,500 for services to be rendered over a one year period. The Company charged to operations compensation expense of $ 65, 625 for the three months ended August 31, 2003 and $21,876 for the year ended May 31, 2003 and recorded deferred compensation of $174,999 at August 31, 2003 that will be expensed over the remainder of the term.

          On June 1, 2003, the Company agreed to issue 100,000 shares of common stock to two employees officers. These shares will be issued at an aggregate fair value of $40,000 for services to be rendered over a two year period. The Company charged to operations compensation expense of $5,000 for the three months ended August 31, 2003 and recorded deferred compensation of $35,000 that will be expensed over the remainder of the term.

          On August 1, 2003, the Company issued 250,000 shares of common stock to an officer. These shares were issued at an aggregate fair value of $120,000 for services to be rendered over a two year period. The Company charged to operations compensation expense of $5,000 for the three months ended August 31, 2003 and recorded deferred compensation of 115,000 that will be expensed over the remainder of the term.

9.   Subsequent Event

On September 8, 2003, the Company entered into a letter of intent to acquire the assets of 594360 B.C. Ltd. (dba Mystic Mountain Body and Spa Products), a company based in British Columbia, Canada and which is a manufacturer of skin and body products.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

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

OVERVIEW

AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources, Inc.) was incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 (the "Effective Date"), pursuant to a Share Exchange and Share Purchase Agreement ("Share Exchange") among us; 648311 B.C. Ltd. ("648311"), a British Columbia corporation and Sierra's wholly owned subsidiary; and Mind Your Own Skin Products, Inc., ("MYOSP") a British Columbia corporation, 648311 acquired 12,112,501 shares of MYOSP and we acquired 225,000 shares of MYOSP. The aggregate of 12,337,501 shares of MYOSP represented all of the issued and outstanding shares of MYOSP. In consideration for this transaction, the shareholders that transferred 12,112,501 shares to 648311 received 12,112,501 exchangeable shares of 648311. At the time of closing of this transaction, we issued 12,112,501 of our shares to 648311. The exchangeable shares can be converted into an equivalent amount of our shares. The one shareholder that transferred 225,000 shares in MYOSP to us received 225,000 of our shares. Prior to this transaction, we had 2,709,200 shares issued and outstanding. After this transaction, we had 14,821,701 shares issued and outstanding.

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

Our proprietary FDA-compliant skin care products are categorized as over-the-counter pharmaceuticals. These European formulated skin care products are designed to treat the symptoms of eczema, psoriasis, dermatitis and other skin diseases and irritations. It is our intention to manufacture and market these products through various North American distribution channels including drug wholesalers, distributors, independent drug chains, mass merchandisers and direct-to-consumers.

We are presently undertaking intense market research studies in both the consumer goods and animal care industries. Qualitative and quantitative market research action plans have been established to identify key market opportunities. An outsourced market research consultant has been engaged to complete the methodology required and commence with the required analysis.

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

On October 22, 2002, we offered a $750,000 private placement subscription for up to 3,000,000 units of our securities at a purchase price of $0.25 per unit. The offer was limited to qualified purchasers who are residents of the United States and the Provinces of British Columbia, Alberta, and Ontario. Each unit consists of one common share and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.45 during the first 12 months and $0.65 for the remaining twelve months. As at August 31, 2003, we had received $757,447 in subscriptions. Subsequent to August 31, 2003, we successfully completed the private placement and an additional $50,055 was received. Included in the total of $807,502 is $122,586 to settle debt. We will issue 3,230,008 common shares relating to the subscriptions.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We are presently licensed to manufacture and distribute patented Europeans skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The four flagship core products of the Neuroskin lines are FDA compliant. We have developed a business plan and conducted research with respect to marketing the products.

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

We have entered into discussions to raise significant funds through a combination of debt and equity. Funds raised will be used for further development, marketing and promotion of our products, an investor relations program, to secure additional products and for corporate working capital purposes. While we are using our best efforts to complete the above financing plans, there is no assurance that any such activity will generate funds that will be available for our business plan.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2003 ("2003") COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2002 ("2002")

We are in the development stage. There have been no revenues since inception.

The net loss in 2003 was $417,489 compared to a net loss of $177,406 in, 2002, an increase of $240,083. The increased loss is a reflection of our efforts to implement our business plan. We have intensified our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world. We have undertaken intense market research studies in both the consumer goods and animal care industries. In addition, we have increased our fundraising activities.

Consulting fees paid in 2003 totalled $291,537 compared to $134,937 in 2002 an increase of $156,715. Included in consulting fees paid is $142,000 paid to six of our management in 2003 compared to $70,894 paid to three of our management in 2002. The increase in consulting fees is due to retaining the appropriate personnel to implement our business plan.

In 2003 stock-based compensation for consulting services provided to us totalled $113,437 with $654,438 in deferred compensation to be expensed when the services are rendered. There was no stock-based compensation in 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, operations were financed through subscriptions for common shares of $461,163 received from a private placement. In addition, shares are to be issued to settle $115,086 in debt.

Cash used in operating activities was $351,025. Of this amount $302,874 was used to finance the operating loss and $48,151 to reduce accounts payable and accrued liabilities. In addition funds were used for the payment of advance royalty deposits of $25,000 and net repayments to related parties of $77,665.

As at August 31, 2003, there was a cash balance of $17,014 and current liabilities of a $1,229,580 for a working capital deficit of $1,212,566.

It is our intention through our fundraising activities to obtain sufficient funding to cover our working capital deficit and to finance our further development, marketing and promotion of our products, an investor relations program, and to secure additional products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2003, we have not recognized any revenue, have a working capital deficit of $1,212,566 and have accumulated operating losses of $2,139,570 since its inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

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

Item 3. Controls and Procedures
-------------------------------

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

          a. Exhibits

                31.1   Certification of Jack Farley, CEO
                31.2   Certification of Chuck Austin, CFO
                32.1   Certification of Jack Farley, CEO
                32.2   Certification of Chuck Austin, CFO

   b. Reports on Form 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.



By:   /s/      Jack Farley           Chief Executive Officer, President   Dated:  October 19, 2003
    ----------------------------
      Jack Farley

By:   /s/      Charles Austin        Chief Financial Officer, Secretary   Dated:  October 19, 2003
    ----------------------------     and Director
      Charles Austin