Form 10QSB
period 2003-11-30
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2004-01-21
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 14, 2004, we had 21,028,172 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2003 are not necessarily indicative of results that may be expected for the year ending May 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                     AVVAA WORLD HEALTH CARE PRODUCTS, INC.
                     Financial Statements Table of Contents

                                                                          Page #

Consolidated Balance Sheets                                                    1
As of November 30, 2003 and May 31, 2003

Consolidated Statements of Operations                                          2
Accumulated from June 3, 1998 Date of Inception to
August 31, 2003 and for the Three and Six Months
Ended November 30, 2003

Consolidated Statements of Cash Flows                                          3
Accumulated from June 3, 1998 Date of Inception to
November 30, 2003 and for the Three and Six Months Ended November 30, 2003

Notes to the Financial Statements                                           4-10

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)

                                                                 November 30,         May 31,
                                                                     2003              2003
                                                                       $                 $
                                                                 (unaudited)         (audited)
Assets

Current Assets

   Cash and cash equivalents                                            2,018            4,290
------------------------------------------------------------------------------------------------

Total Current Assets                                                    2,018            4,290

Patent Protection Costs (Note 3)                                       10,000           10,000

Advance Royalty Deposits (Note 3)                                     220,000          220,000

Property and Equipment (Note 4)                                        10,602           12,958
------------------------------------------------------------------------------------------------

Total Assets                                                          242,620          247,248
------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                          380,704          503,665
   Accrued liabilities                                                 62,964           69,949
   Advances from related parties (Note 6)                             833,735          779,928
   Other advances (Note 7)                                            144,553          139,946
------------------------------------------------------------------------------------------------

Total Liabilities                                                   1,421,956        1,493,488
------------------------------------------------------------------------------------------------


Contingencies (Note 1)
Subsequent Events (Note 9)

Stockholders' Deficit

Common  Stock  (Note 8) -  25,000,000  shares
authorized  at  $0.001  par  value;  and
20,991,709 and 17,411,701 issued and outstanding respectively          20,992           17,412

Additional Common Stock Subscribed (Note 8)                                 -          181,198

Paid-in Capital                                                     1,917,925          954,003

Deferred Compensation (Note 8)                                       (529,530)        (607,876)

Accumulated Other Comprehensive Loss                                  (82,764)         (68,896)

Deficit Accumulated During the Development Stage                   (2,505,959)      (1,722,081)
------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                        (1,179,336)      (1,246,240)
------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                           242,620          247,248
------------------------------------------------------------------------------------------------

   (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)


                                                     Accumulated
                                                        from
                                                     June 3, 1998
                                                 (Date of Inception)        Three Months Ended           Six Months Ended
                                                   to November 30,             November 30,                November 30,
                                                         2003               2003          2002          2003          2002
                                                          $                  $             $             $             $

Revenue                                                         -              -             -             -             -
---------------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administration

     Amortization                                           3,742          1,178             -         2,356           208
     Consulting                                           682,778        102,785      (17,089)       269,899        99,310
     Foreign exchange                                      24,861              -         1,330             -      (12,432)
     Interest                                              32,675          3,215         5,148         5,273         7,408
     Office, telephone and rent                            23,203          2,326         1,653         5,609         7,875
     Professional fees                                    188,824         12,986         2,902        17,212        35,574
     Stock-based compensation                             407,688        124,909             -       238,346             -
     Transfer agent and regulatory fees                    12,268          1,269         7,782         1,524         7,782
     Travel                                                21,640          1,888         1,042         2,475         1,110
---------------------------------------------------------------------------------------------------------------------------

                                                        1,397,679        250,556         2,768       542,694       146,835
---------------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                           512,041         91,705       111,977       196,628       145,316
     Promotion                                              6,108          4,628           182         5,556           182
---------------------------------------------------------------------------------------------------------------------------

                                                          518,149         96,333       112,159       202,184       145,498
---------------------------------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                           468,261         19,500             -        39,000             -
     Health agency approvals                              111,228              -         4,791             -         4,791
     Rent                                                  10,642              -             -             -             -
---------------------------------------------------------------------------------------------------------------------------

                                                          590,131         19,500         4,791        39,000         4,791
---------------------------------------------------------------------------------------------------------------------------

Net Loss for the period                               (2,505,959)      (366,389)     (119,718)     (783,878)     (297,124)
---------------------------------------------------------------------------------------------------------------------------


Net loss per share - basic                                                (0.02)        (0.01)        (0.04)        (0.02)
---------------------------------------------------------------------------------------------------------------------------


Weighted average common shares outstanding                            20,437,000    15,000,000    18,966,000    15,000,000
---------------------------------------------------------------------------------------------------------------------------


(Diluted loss per share has not been presented as the result is anti-dilutive)

   (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)

                                                           Accumulated
                                                               from
                                                           June 3, 1998
                                                       (Date of Inception)      Three Months Ended          Six Months Ended
                                                         to November 30,           November 30,               November 30,
                                                               2003              2003        2002          2003           2002
                                                                $                 $            $            $              $
Operating Activities
   Net loss for the period                                   (2,505,959)    (366,389)   (119,718)      (783,878)      (297,124)

   Adjustments to reconcile net loss to cash

     Amortization                                                  3,742        1,178           -          2,356            208
     Recapitalization costs                                    (115,730)            -           -              -              -
     Stock-based compensation                                    407,688      124,909           -        238,346       (98,114)

   Changes in operating assets and liabilities

     Prepaid expenses and other assets                                 -            -         615              -       (10,294)
     Accounts payable and accrued liabilities                    566,254       33,291      80,136       (14,860)        203,284
     Advances from related parties                               833,735      156,472      10,614         78,807        172,721
--------------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                          (810,270)     (50,539)    (28,353)      (479,229)       (29,319)
--------------------------------------------------------------------------------------------------------------------------------

Investing Activities

   Purchase of property and equipment                           (14,136)            -           -              -              -
   Patent protection costs                                      (10,000)            -           -              -              -
   Advance royalty deposits                                    (220,000)            -           -       (25,000)              -
--------------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                          (244,136)            -           -       (25,000)              -
--------------------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from others                                          144,553        2,612       4,138          4,607          6,384
   Issuance of convertible debentures                            300,000            -           -              -              -
   Issuance of common shares                                     694,635       50,055      29,473        511,218         29,473
--------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                      1,139,188       52,667      33,611        515,825         35,857
--------------------------------------------------------------------------------------------------------------------------------

Foreign Currency Translation                                    (82,764)     (17,124)           -       (13,868)              -
--------------------------------------------------------------------------------------------------------------------------------

Change in Cash and Cash Equivalents                                2,018     (14,996)       5,258        (2,272)          6,538
--------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - Beginning of Period                        -       17,014       1,497          4,290            217
--------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                          2,018        2,018       6,755          2,018          6,755
--------------------------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities

   Advance royalty deposits payable                                    -            -           -         25,000              -
   Shares issued to settle debt                                  122,774      115,086           -        115,086              -
   Shares issued for convertible debenture conversions           300,000            -           -              -              -
   Shares issued for consulting fees                              47,500       40,000           -         40,000              -
--------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures

   Interest paid in cash                                               -            -           -              -              -
   Income taxes paid in cash                                           -            -           -              -              -


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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $1,419,938 and has accumulated operating losses of $2,505,959 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase the assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included property and equipment, including all intellectual property and intangible assets of Mystic, and inventory. In return, the Company issued 250,000 shares of the Company and two promissory notes totalling CAD $100,000 to the owner of Mystic. The CAD $15,000 promissory note is due on January 31, 2004 and the CAD $85,000 promissory note is due on March 15, 2004. Both promissory notes are non-interest bearing. The former owner of Mystic is now an officer of the Company.

     On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture will be 51% owned by the Band and 49% by the Company. The Company will contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company will also provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band is to contribute CAD $5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD $50,000 on December 22, 2003 and will make an additional advance of CAD $150,000 on January 31, 2004 to help develop the business plan. The remaining CAD $4,800,000 will be advanced according to the schedule in the business plan to be developed and approved.

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

     (g) Foreign Currency Translation

     The functional currency of the Company's Canadian subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' deficit. Foreign currency transaction gains and losses are included in current operations.

     (h) Revenue Recognition

     From the Company's inception on June 3, 1998 to November 30, 2003, the Company has not generated any revenue. Upon commencement of operations, revenue will be earned from the sale of skin care products. Revenue is expected to be derived from products sold directly to retailers or indirectly through distributors. The Company will follow the provisions of Staff Accounting Bulletin ("SAB") No. 101; "Revenue Recognition in Financial Statements". Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

2.   Summary of Significant Accounting Principles (continued)

     (i) Other Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The three months ended November 30, 2003 and 2002, the Company had a comprehensive loss of $797,746 and a and $297,124 which includes a foreign currency translation loss of $13,868 and $Nil, at November 30, 2003 and 2002, respectively.

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

     (m) Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

     (n) Interim Financial Statements

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


4.   Property and Equipment

     Property and equipment is stated at cost less accumulated amortization.

                                                                                  November 30,         May 31,
                                                                                      2003               2003
                                                                Accumulated       Net Carrying       Net Carrying
                                                     Cost       Amortization          Value             Value
                                                      $              $                  $                 $
                                                                                   (unaudited)          (audited)

     Moulds                                           14,136            3,534             10,602             12,958
     -------------------------------------------- -----------  --------------- - ----------------  -----------------

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


6.   Related Party Advances and Transactions

                                                                                    November 30,      May 31, 2003
                                                                                        2003               $
                                                                                          $
                                                                                     (unaudited)       (audited)

     (a)      Advances
              (i)      Shield-Tech Products Inc.                                            430,536        415,049
              (ii)     Owing to the licensor (Note 3)                                             -         25,000
              (iii)    Owing to directors and/or officers                                   403,199        339,879
     --------------------------------------------------------------------------------------------------------------

                                                                                            833,735        779,928
     --------------------------------------------------------------------------------------------------------------

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

6.   Related Party Advances and Transactions (continued)

     (a) Advances (continued)

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

     (b) Transactions

         Seven directors/officers were paid $289,000 in total for consulting services rendered for the six months ended November 30, 2003 and $117,311 paid to three directors/officers for the six months ended November 30, 2002.


7.   Other Advances

     The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $4,607 was accrued and charged to operations for the six months ended November 30, 2003 (six months ended November 30, 2002 - $6,384).


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

     (d) On October 22, 2002 the Company offered a $750,000 private placement subscription for up to 3,000,000 units of the Company at a purchase price of $0.25 per unit. The offer is limited to qualified purchasers who are residents of the United States and the Provinces of British Columbia, Alberta, and Ontario. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.45 during the first twelve months and $0.65 for the remaining twelve months. The Company received $633,804. Of this amount, $122,586 was issued to settle debt. A total of 3,230,008 units were issued in September 2003.

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

8.   Common Shares (continued)


     (e)Non-Cash Consideration (continued)

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

     On March 11, 2003, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $127,500 for services to be rendered over a two year period. The Company charged to operations compensation expense of $31,875 for the six months ended November 30, 2003 and $13,281 for year ended May 31, 2003 and recorded deferred compensation at November 30, 2003 of $82,344 that will be expensed over the remainder of the term.

     On April 10, 2003, the Company issued 500,000 shares of common stock to two officers. These shares were issued at an aggregate fair value of $175,000 for services to be rendered over a two year period. The Company charged to operations compensation expense of $43,750 for the six months ended November 30, 2003 and $10,938 for the year ended May 31, 2003 and recorded deferred compensation of $120,312 at November 30, 2003 that will be expensed over the remainder of the term.

     On April 22, 2003, the Company issued 250,000 shares of common stock for financing services. These shares were issued at an aggregate fair value of $87,500 as compensation for the successful arrangement of $3,000,000 in financing for the Company. The Company has recorded deferred compensation of $87,500 that will be expensed when it is earned.

     On May 6, 2003, the Company issued 750,000 shares of common stock to three officers. These shares were issued at an aggregate fair value of $262,500 for services to be rendered over a one year period. The Company charged to operations compensation expense of $131,250 for the six months ended November 30, 2003 and $21,876 for the year ended May 31, 2003 and recorded deferred compensation of $109,374 at November 30, 2003 that will be expensed over the remainder of the term.

     On June 1, 2003, the Company issued 100,000 shares of common stock to two employees officers. These shares were issued at an aggregate fair value of $40,000 for services to be rendered over a two year period. The Company charged to operations compensation expense of $10,000 for the six months ended November 30, 2003 and recorded deferred compensation of $30,000 that will be expensed over the remainder of the term.

     On August 1, 2003, the Company issued 250,000 shares of common stock to an officer. These shares were issued at an aggregate fair value of $120,000 for services to be rendered over a two year period. The Company charged to operations compensation expense of $20,000 for the six months ended November 30, 2003 and recorded deferred compensation of 120,000 that will be expensed over the remainder of the term.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)


9.   Subsequent Events

a) On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase the assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included property and equipment, including all intellectual property and intangible assets of Mystic, and inventory. In return, the Company issued 250,000 shares of the Company and two promissory notes totalling CAD $100,000 to the owner of Mystic. The CAD $15,000 promissory note is due on January 31, 2004 and the CAD $85,000 promissory note is due on March 15, 2004. Both promissory notes are non-interest bearing. The former owner of Mystic is now an officer of the Company.

b) On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture will be 51% owned by the Band and 49% by the Company. The Company will contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company will also provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band is contributing a total of CAD $5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD $50,000 on December 22, 2003 and will make an additional advance of CAD $150,000 on January 31, 2004 to help develop the business plan. The remaining CAD $4,800,000 will be advanced according to the schedule in the business plan to be developed and approved.

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $1,419,938 and has accumulated operating losses of $2,505,959 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase the assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included property and equipment, including all intellectual property and intangible assets of Mystic, and inventory. In return, the Company issued 250,000 shares of the Company and two promissory notes totalling CAD $100,000 to the owner of Mystic. The CAD $15,000 promissory note is due on January 31, 2004 and the CAD $85,000 promissory note is due on March 15, 2004. Both promissory notes are non-interest bearing. The former owner of Mystic is now an officer of the Company.

On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture will be 51% owned by the Band and 49% by the Company. The Company will contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company will also provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band is to contribute CAD $5,000,000 to be used to construct the manufacturing facility to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD $50,000 on December 22, 2003 and will make an additional advance of CAD $150,000 on January 31, 2004 to help develop the business plan. The remaining CAD $4,800,000 will be advanced according to the schedule in the business plan to be developed and approved.

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

On October 15, 2003, we entered into an agreement (amended January 1, 2004) to acquire certain assets of 594360 B.C. Ltd. (dba Mystic Mountain Body and Spa Products)("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The former owner of Mystic Mountain is now an officer of the Company. It is our intention to manufacture and distribute the Mystic Mountain line of products to provide initial operating revenue. The purchase agreement was closed on January 2, 2004.

On December 22, 2003, the Company entered into a Letter of Commitment with a First Nation's Band (the "Band"), represented by Cornerstone Financial Consulting, to form a Joint Venture to manufacture and market the Mystic Mountain products, specifically targeted towards the North American First Nations, spas, salons, specialty stores and mass merchants. The ownership structure will have the Band holding 51% ownership of the new Joint Venture and the Company owning 49%. The Joint Venture will be a "turnkey" manufacturing, distribution and sales business to be located on the Band's land. The Band will contribute CAD $5,000,000 to be used to construct a manufacturing facility, to purchase manufacturing equipment and to develop and implement a business plan. The Company will contribute to the Joint Venture, all the properties and assets of Mystic and provide the Company's management expertise through a management agreement. The Company will supervise construction of a building, purchase and install equipment, and prepare and implement the business plan for the Joint Venture.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 ("2003") COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2002 ("2002")

We are in the development stage. There have been no revenues since inception.

The net loss in 2003 was $366,000 compared to a net loss of $120,000 in 2002, an increase of $246,000. The increased loss is a reflection of our efforts to implement our business plan. We have intensified our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world. We have undertaken intense market research studies in both the consumer goods and animal care industries. In addition, we have increased our fundraising activities.

Consulting fees paid in 2003 totalled $214,000 compared to $95,000 in 2002 an increase of $119,000. Included in consulting fees paid is $196,000 paid to seven of our management in 2003 compared to $117,311 paid to three of our management in 2002. The increase in consulting fees is due to retaining the appropriate personnel to implement our business plan.

In 2003, stock-based compensation for consulting services provided to us totalled $125,000 with $530,000 in deferred compensation to be expensed when the services are rendered. There was no stock-based compensation in 2002.

LIQUIDITY AND CAPITAL RESOURCES

On October 22, 2002 the Company offered a $750,000 private placement subscription for up to 3,000,000 units of the Company at a purchase price of $0.25 per unit. The offer is limited to qualified purchasers who are residents of the United States and the Provinces of British Columbia, Alberta, and Ontario. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.45 during the first twelve months and $0.65 for the remaining twelve months. The Company received $634,000. Of this amount, $123,000 was issued to settle debt. A total of 3,230,008 units were issued in September 2003.

During the quarter, operations were financed through subscriptions for common shares of $50,000 as part of the private placement described above, advances from related parties of $156,000 and an increase in accounts payable and accrued liabilities of $33,000.
Cash used in operating activities was $51,000

As at November 30, 2003, there was a cash balance of $2,000 and current liabilities of $1,422,000 for a working capital deficit of $1,420,000.

It is our intention through our fundraising activities to obtain sufficient funding to cover our working capital deficit and to finance our further development, marketing and promotion of our products, an investor relations program, and to secure additional products.

SUBSEQUENT EVENTS

On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase the assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included property and equipment, including all intellectual property and intangible assets of Mystic, and inventory. In return, the Company issued 250,000 shares of the Company and two promissory notes totalling CAD $100,000 to the owner of Mystic. The CAD $15,000 promissory note is due on January 31, 2004 and the CAD $85,000 promissory note is due on March 15, 2004. Both promissory notes are non-interest bearing. The former owner of Mystic is now an officer of the Company.

On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture will be 51% owned by the Band and 49% by the Company. The Company will contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company will also provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band is to contribute CAD $5,000,000 to be used to construct the manufacturing facility to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD $50,000 on December 22, 2003 and will make an additional advance of CAD $150,000 on January 31, 2004 to help develop the business plan. The remaining CAD $4,800,000 will be advanced according to the schedule in the business plan to be developed and approved.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2003, we have not recognized any revenue, have a working capital deficit of $1,420,000 and have accumulated operating losses of $2,506,000 since its inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

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

The functional currency of our Canadian subsidiary is the local currency. The financial statements of this subsidiary are translated to United State's dollars using period-end rates of exchange for assets and liabilities, and an average rate of exchange for the year for revenues and expenses. Foreign currency translation gains and losses are included in current operations.

CONTROLS AND PROCEDURES

Management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.



By:   /s/      Jack Farley           Chief Executive Officer, President   Dated:  January 20, 2003
    ----------------------------
      Jack Farley

By:   /s/      Charles Austin        Chief Financial Officer, Secretary   Dated:  january 20, 2003
    ----------------------------     and Director
      Charles Austin