Form 10QSB
period 2004-02-04
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2004-04-21
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 29, 2004, we had 21,491,709 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 29, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                     AVVAA WORLD HEALTH CARE PRODUCTS, INC.
                     Financial Statements Table of Contents

                                                                          Page #

Consolidated Balance Sheets                                                    1
As of February 29, 2004 and May 31, 2003

Consolidated Statements of Operations                                          2
Accumulated from June 3, 1998 Date of Inception to
February 29, 2004 and for the Three and Nine Months
Ended February 29, 2004 and 2003

Consolidated Statements of Cash Flows                                          3
Accumulated from June 3, 1998 Date of Inception to
February 29, 2004 and for the Nine Months
Ended February 29, 2004 and 2003

Notes to the Financial Statements                                           4-12

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)


                                                                                        February 29,         May 31,
                                                                                            2004              2003
                                                                                              $                $
                                                                                        (unaudited)         (audited)
Assets

Current Assets
   Cash and cash equivalents                                                                   3,541            4,290
   Accounts receivable                                                                           378                -
   Inventory                                                                                  62,150                -
-----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                          66,069            4,290

Patent Protection Costs (Note 3)                                                              10,000           10,000

Advance Royalty Deposits (Note 3)                                                            220,000          220,000

Property and Equipment (Note 4)                                                               24,674           12,958
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                 320,743          247,248
=======================================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                                                 449,136          503,665
   Accrued liabilities                                                                        65,578           69,949
   Due to related parties (Note 6)                                                         1,061,794          779,928
   Other advances (Note 7)                                                                   183,487          139,946
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                          1,759,995        1,493,488
-----------------------------------------------------------------------------------------------------------------------


Contingencies (Note 1)
Subsequent Events (Note 10)

Stockholders' Deficit

Common Stock (Note 8) - 25,000,000 shares authorized at $0.001 par value;
and 21,491,709 and 17,411,701 issued and outstanding respectively                             21,492           17,412

Additional Common Stock Subscribed (Note 8)                                                        -          181,198

Paid-in Capital                                                                            2,142,425          954,003

Deferred Compensation (Note 8)                                                              (617,717)        (607,876)

Accumulated Other Comprehensive Loss                                                         (57,957)         (68,896)

Deficit Accumulated During the Development Stage                                          (2,927,495)      (1,722,081)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                               (1,439,252)      (1,246,240)
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                  320,743          247,248
=======================================================================================================================


   (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)

                                                        Accumulated
                                                           from
                                                       June 3, 1998
                                                    (Date of Inception)        Three Months Ended          Nine Months Ended
                                                      to February 29,     February 29,  February 28,   February 29,   February 28,
                                                            2004            2004           2003           2004           2003
                                                             $               $              $              $              $
Revenue                                                    9,409            9,409             -          9,409              -

Cost of Sales                                              6,619            6,619             -          6,619              -
------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                               2,790            2,790             -          2,790              -
------------------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administration

     Amortization                                          6,306            2,564             -          4,920            208
     Consulting                                          805,992          123,214        44,021        393,113        143,331
     Foreign exchange                                     24,063            (798)        27,703          (798)       (15,271)
     Interest                                             35,142            2,467       (1,439)          7,740          5,969
     Office, telephone and rent                           39,128           15,925           539         21,534          8,414
     Professional fees                                   195,289            6,465         3,641         23,677         39,215
     Stock-based compensation                            544,500          136,812             -        375,158              -
     Transfer agent and regulatory fees                   16,026            3,758         1,957          5,282          9,739
     Travel                                               25,011            3,371           977          5,846          2,087
------------------------------------------------------------------------------------------------------------------------------

                                                       1,691,457          293,778        77,399        836,472        224,234
------------------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                          611,497           99,456       183,668        296,084        328,984
     Promotion                                            11,876            5,768           (24)        11,324            158
     Wages and benefits                                    5,824            5,824             -          5,824              -
------------------------------------------------------------------------------------------------------------------------------

                                                         629,197          111,048       183,644        313,232        329,142
------------------------------------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                          487,761           19,500             -         58,500              -
     Health agency approvals                             111,228                -             -              -          4,791
     Rent                                                 10,642                -         1,828              -          1,282
------------------------------------------------------------------------------------------------------------------------------

                                                         609,631           19,500         1,828         58,500          6,619
------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                               (2,927,495)        (421,536)     (262,871)    (1,205,414)      (559,995)
==============================================================================================================================

Net loss per share - basic                                                  (0.02)        (0.02)         (0.06)         (0.04)
==============================================================================================================================


Weighted average common shares outstanding                             21,175,000    15,276,000     19,702,000     15,123,000
==============================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

   (The Accompanying Notes are an Integral Part of the Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)

                                                                                           Nine Months Ended
                                                                                       February 29,       February 28,
                                                                                           2004               2003
                                                                                            $                   $
Operating Activities
   Net loss for the period                                                              (1,205,414)           (559,995)

   Adjustments to reconcile net loss to net cash used in operating activities

     Amortization                                                                            4,920                 208
     Recapitalization costs                                                                      -            (98,114)
     Stock-based compensation                                                              375,158             105,600

   Changes in operating assets and liabilities

     Accounts receivable                                                                      (378)                  -
     Prepaid expenses and other assets                                                           -              (5,882)
     Accounts payable and accrued liabilities                                               56,186             247,900
-----------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                                     (769,528)           (310,283)
-----------------------------------------------------------------------------------------------------------------------

Investing Activities

   Advance royalty deposits                                                                (25,000)                  -
-----------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                                      (25,000)                  -
-----------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from related parties                                                           228,081             207,246
   Advances from non-related parties                                                        43,541               5,904
   Issuance of common shares                                                               511,218              97,412
-----------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                  782,840             310,562
-----------------------------------------------------------------------------------------------------------------------

Foreign Currency Translation                                                                10,939                   -
-----------------------------------------------------------------------------------------------------------------------

Change in Cash                                                                                (749)                279

Cash - Beginning of Period                                                                   4,290                 217
-----------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                         3,541                 496
=======================================================================================================================
Non-Cash Financing Activities

   Advance royalty deposits payable                                                         25,000                   -
   Shares issued to settle debt                                                            115,086                   -
   Shares issued for consulting fees                                                       265,000                   -
   Promissory notes issued to acquire assets                                                78,785                   -
=======================================================================================================================

Supplemental Disclosures

   Interest paid in cash                                                                         -                   -
   Income taxes paid in cash                                                                     -                   -

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 29, 2004, the Company has a working capital deficit of $1,693,926 and has accumulated operating losses of $2,927,495 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included inventory, property and equipment, including all intellectual property and intangible assets of Mystic. In return, the Company issued two promissory notes totalling CAD$100,000 to the owner of Mystic due on April 30, 2004 (CAD$15,000 was previously due on January 31, 2004 and CAD$85,000 on March 15, 2004, but the deadlines were extended by the owner of Mystic). Both promissory notes are non-interest bearing and unsecured. The owner of Mystic is now an officer of the Company.

     On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture will be 51% owned by the Band and 49% by the Company. The Company will contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company will also provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band is contributing a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 (see Note 7(b)) and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 are refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan the remaining CAD$4,898,000 will be advanced according to the approved schedule in the start-up plan.

     See Note 8 for subsequent events.


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

     (e)  Inventory

     Raw materials are recorded at the lower of average cost and replacement cost and finished goods are recorded at the lower of average cost and net realizable value. The Company provides inventory reserves for estimated obsolescence on unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based on assumptions about future demand and market conditions. Shipping and handling costs are recorded as part of cost of sales. As at February 29, 2004, the Company's inventory was comprised of finished goods only.

     (f)  Property and Equipment

     Moulds and equipment are recorded at cost. Amortization is computed on a straight-line basis using an estimated useful life of three years.

     (g)  Long-Lived Assets

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

     (h)  Foreign Currency Translation

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

     (i)  Revenue Recognition

     Revenue is derived from the sale of personal care products sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin ("SAB") No. 101; "Revenue Recognition in Financial Statements". Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

     In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

     (j)  Other Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine months ended February 29, 2004 and February 28, 2003, the Company had a comprehensive loss of $1,194,475 and $559,995 which includes a foreign currency translation gain of $10,939 and $Nil at February 29, 2004 and February 28, 2003, respectively.

     (k)  Basic and Diluted Net Income (Loss) per Share

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

     (l)  Use of Estimates

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

     (m)  Financial Instruments

     The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, advances from related parties and other advances were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     (n)  Recent Accounting Pronouncements

     In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

     (n)  Recent Accounting Pronouncements

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

     (o)  Interim Financial Statements

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

     Terms of the license agreements call for total advance royalty payments of $220,000, which have been paid. The licensor will be entitled to royalties on the sale of products by the Company at a rate of approximately 7% of sales. The term of the agreements are for thirty years with automatic renewal rights.

     The original registrant for the various approvals was the inventor and licensor. It has been agreed that the various approvals will be transferred to reflect the Company and the inventor as co-owners.

     An amount of $10,000 was paid to protect certain Canadian patent rights for the Neuroskin product. These costs will be amortized to operations once sales of Neuroskin products begin.

4.   Property and Equipment

     Property and equipment is stated at cost less accumulated amortization.

                                                                                  February 29,         May 31,
                                                                                      2004               2003
                                                                Accumulated       Net Carrying       Net Carrying
                                                     Cost       Amortization          Value             Value
                                                      $              $                  $                 $
                                                                                   (unaudited)         (audited)

     Moulds                                           14,136            4,712              9,424             12,958
     Equipment                                        16,637            1,387             15,250                  -
     -------------------------------------------- -----------  --------------- - ----------------  -----------------

                                                      30,773            6,099             24,674             12,958
     ============================================ ===========  ===============   ================  =================


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


6.   Related Party Transactions/Balances

                                                                                    February 29,        May 31,
                                                                                        2004             2003
                                                                                          $                $
                                                                                     (unaudited)       (audited)
     (a)  Balances

          (i)   Shield-Tech Products Inc.                                                   418,738        415,049
          (ii)  Owing to the licensor (Note 3)                                                    -         25,000
          (iii) Owing to directors and/or officers                                          568,189        339,879
          (iv)  Owing to Mystic                                                              74,867              -
     --------------------------------------------------------------------------------------------------------------
                                                                                          1,061,794        779,928
     ==============================================================================================================

     (a)  Balances

          (i) Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company's behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

          (ii) The licensor is a minority shareholder.

          (iii)The amounts due to directors and/or officers are unsecured, without fixed repayment terms and are non-interest bearing.

          (iv) Mystic is controlled by an officer of the Company. The amount due is non-interest bearing, unsecured and due on April 30, 2004.

     (b)  Transactions

          Directors/officers were paid $449,000 (2003: $170,348) in total for consulting services rendered for the nine months ended February 29, 2004.

7.   Other Advances

     (a) The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $6,107 was accrued and charged to operations for the nine months ended February 29, 2004 (nine months ended
          February 28, 2003 - $5,904). (b) The Company received $37,434 (CAD$50,000) from the Band to assist the Company in developing the business and start-up plan for the proposed joint venture as described in Note 1. The advance is non-interest bearing, unsecured and repayable only if the start-up plan is not approved by the Band.


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

     (d) On October 22, 2002, the Company offered a $750,000 private placement subscription for up to 3,000,000 units of the Company at a purchase price of $0.25 per unit. The offer is limited to qualified purchasers who are residents of the United States and the Provinces of British Columbia, Alberta, and Ontario. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within two years of the date of issuance to the purchaser at a price of $0.45 during the first twelve months and $0.65 for the remaining twelve months. The Company received $633,804. Of this amount, $122,586 was issued to settle debt. A total of 3,230,008 units were issued in September 2003.

     (e)  Non-Cash Consideration

          Shares issued for non-cash consideration were valued based on the fair market value of the services provided.

          On August 9, 2002, the Company issued 300,000 shares of common stock for investor relations services. These shares were issued at an aggregate value of $135,000 for services to have been rendered over a six-month period. The services were never provided therefore no stock-based compensation has been recorded and the 300,000 shares are to be cancelled.

          On December 11, 2002, the Company issued 240,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $100,800 for services to have been rendered over a one-year period. The consultant earned 30,000 shares for a fair market value of $12,600, which was charged to operations as compensation expense in fiscal 2003. The remaining 210,000 shares are to be cancelled.

          On January 9, 2003, the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $93,000 for services rendered. The Company charged to operations compensation expense of $93,000 in fiscal 2003 since all services had been performed as of May 31, 2003.

          On March 11, 2003, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $127,500 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $47,812 for the nine months ended February 29, 2004 and $13,281 for year ended May 31, 2003 and recorded deferred compensation at February 29, 2004 of $66,407 that will be expensed over the remainder of the term.

          On April 10, 2003, the Company issued 500,000 shares of common stock to two officers. These shares were issued at an aggregate fair value of $175,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $65,625 for the nine months ended February 29, 2004 and $10,938 for the year ended May 31, 2003 and recorded deferred compensation of $98,437 at February 29, 2004 that will be expensed over the remainder of the term.

          On April 22, 2003, the Company issued 250,000 shares of common stock for financing services. These shares were issued at an aggregate fair value of $87,500 as compensation for the successful arrangement of $3,000,000 in financing for the Company. The Company has recorded deferred compensation of $87,500 that will be expensed when it is earned.

          On May 6, 2003, the Company issued 750,000 shares of common stock to three officers. These shares were issued at an aggregate fair value of $262,500 for services to be rendered over a one-year period. The Company charged to operations compensation expense of $196,875 for the nine months ended February 29, 2004 and $21,876 for the year ended May 31, 2003 and recorded deferred compensation of $43,749 at February 29, 2004 that will be expensed over the remainder of the term.

          On June 1, 2003, the Company issued 100,000 shares of common stock to two employees officers. These shares were issued at an aggregate fair value of $40,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $15,000 for the nine months ended February 29, 2004 and recorded deferred compensation of $25,000 that will be expensed over the remainder of the term.

          On August 1, 2003, the Company issued 250,000 shares of common stock to an officer. These shares were issued at an aggregate fair value of $120,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $35,000 for the nine months ended February 29, 2004 and recorded deferred compensation of $85,000 that will be expensed over the remainder of the term.

          On January 2, 2004 the Company issued 200,000 shares to an officer. These shares were issued at a fair value of $96,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $8,000 for the three months ended February 29, 2004 and recorded deferred compensation of $88,000 to be expensed over the remainder of the term.

          On February 15, 2004 the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $129,000 for services to be rendered over a one-year period. The Company charged to operations consulting expense of $5,375 for the three months ended February 29, 2004. The balance of $123,625 will be expensed over the remainder of the term.

9.   Business Acquisition

     On January 2, 2003, the Company acquired certain operational business assets from Mystic for two promissory notes totalling CAD$100,000.

     The purchase price allocation was as follows:

                                                                                      CAD$
     Inventory                                                                       83,363
     Property and equipment                                                          16,637
     ---------------------------------------------------------------------------------------

     Total purchase price                                                           100,000
     =======================================================================================


10.  Subsequent Events

     (a) In March 2004, the Company issued 147,500 shares of common stock to settle debt to creditors totalling $88,835. Should the proceeds of disposition of the Company's common shares by the recipients not extinguish the debt the Company is obligated to issue additional shares until the debt is extinguished.

     (b) In March 2004, the Company issued 390,000 shares of common stock to settle debt to officers of the Company totalling $458,333. Should the proceeds of disposition of the Company's common shares by the recipients not extinguish the debt the Company is obligated to issue additional shares until the debt is extinguished.

     (c) In March 2004, the Company issued 600,000 shares of common stock to four individuals for consulting services at a fair market value of $320,000. The term of the consulting agreements is for one year. The fair market value will be amortized over the term of the contracts.

     (d) On March 11, 2004, the Company engaged a consultant for investor communications services for a term of one year. Under the terms of the contract the Company arranged to have a shareholder of the Company deliver 30,000 common shares of the Company to the consultant. In return, the Company was charged $18,000 being the fair market value of the shares on the day of the transaction. In addition, the Company granted the consultant options to purchase 100,000 common shares of the Company at a price of $0.70 per share and 125,000 common shares of the Company at a price of $1.00 per share. The options, if not exercised, will expire in one year.

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 29, 2004, the Company has recognized revenue of $9,000, has a working capital deficit of $1,694,000 and has accumulated operating losses of $2,927,000 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included property and equipment, including all intellectual property and intangible assets of Mystic, and inventory. In return, the Company issued two promissory notes totalling CAD$100,000 to the owner of Mystic. The owner of Mystic has granted an extension to the Company until April 30, 2004 for the CAD$15,000 promissory note which was due on January 31, 2004 and the CAD$85,000 promissory note which was due on March 15, 2004. Both promissory notes are non-interest bearing and unsecured. The owner of Mystic is now an officer of the Company.


On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture will be 51% owned by the Band and 49% by the Company. The Company will contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company will also provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band is contributing a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 are refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan, CAD$4,898,000 will be advanced according to the approved schedule in the start-up plan.

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

We will initially seek to generate sales and begin building brand awareness by aggressively marketing its products through the Internet. The Internet side is but one element in the overall business strategy. An integrated approach will ensure cohesive efforts support both online and offline sales and marketing strategies. A comprehensive Internet marketing plan has been developed.

On October 15, 2003, we entered into an agreement (amended January 1, 2004) to acquire certain assets of 594360 B.C. Ltd. (dba Mystic Mountain Body and Spa Products)("Mystic"), a company based in British Columbia, Canada. The purchase agreement was closed on January 2, 2004. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The owner of Mystic is now an officer of the Company. It is our intention to manufacture and distribute the Mystic line of products to provide initial operating revenue.

On December 22, 2003, the Company entered into a Letter of Commitment with a First Nation's Band (the "Band"), to form a Joint Venture to manufacture and market the Mystic Mountain products, specifically targeted towards the North American First Nations, spas, salons, specialty stores and mass merchants. The ownership structure will have the Band holding 51% ownership of the new Joint Venture and the Company owning 49%. The Joint Venture will be a "turnkey" manufacturing, distribution and sales business to be located on the Band's land. The Band will contribute CAD$5,000,000 to be used to construct a manufacturing facility, to purchase manufacturing equipment and to develop and implement a business plan. The Company will contribute to the Joint Venture, all the properties and assets of Mystic and provide the Company's management expertise through a management agreement. The Company will supervise construction of a building, purchase and install equipment, and prepare and implement the business plan for the Joint Venture.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 ("2004") COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2003 ("2003")

We are in the development stage. We have generated $9,000 in revenue since inception. This revenue was all generated in the current quarter as we started operations of our Mystic business acquisition.

The net loss in 2004 was $422,000 compared to a net loss of $263,000 in 2003, an increase of $159,000. The increased loss is a reflection of our efforts to implement our business plan. We have intensified our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world. We have undertaken intense market research studies in both the consumer goods and animal care industries. In addition, we have increased our fundraising activities.

In 2004, stock-based compensation for consulting services provided to us totalled $137,000 with $618,000 in deferred compensation to be expensed when the services are rendered. There was no stock-based compensation in 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 29, 2004, operations were financed through an increase in accounts payable and accrued liabilities of $56,000 and an increase in due to related parties of $228,000. Cash used in operating activities was $541,000

As at February 29, 2004, there was a cash balance of $4,000 included in total current assets of $66,000 and current liabilities of $1,760,000 for a working capital deficit of $1,694,000.

During the quarter, we issued two promissory notes totalling CAD$100,000 to acquire certain business operational assets of Mystic.

It is our intention through our fundraising activities to obtain sufficient funding to cover our working capital deficit and to finance our further development, marketing and promotion of our products, an investor relations program, and to secure additional products.

SUBSEQUENT EVENTS

a) In March 2004 the Company issued 147,500 shares of common stock to settle debt to creditors totalling $88,835. Should the proceeds of disposition of the Company's common shares by the recipients not extinguish the debt the Company is obligated to issue additional shares until the debt is extinguished.

b) In March 2004 the Company issued 390,000 shares of common stock to settle debt to officers of the Company totalling $458,333. Should the proceeds of disposition of the Company's common shares by the recipients not extinguish the debt the Company is obligated to issue additional shares until the debt is extinguished.

c) In March 2004 the Company issued 600,000 common shares to four individuals for consulting services at a fair market value of $320,000. The term of the consulting agreements is for one year. The fair market value will be amortized over the term of the contracts.

d) On March 11, 2004 the Company engaged a consultant for investor communications services for a term of one year. Under the terms of the contract the Company arranged to have a shareholder deliver 30,000 common shares of the Company to the consultant, in return the Company was charged $18,000 being the fair market value of the shares on the day of the transaction. In addition, the Company granted the consultant options to purchase 100,000 common shares of the Company at a price of $0.70 per share and 125,000 common shares of the Company at a price of $1.00 per share. The options, if not exercised, will expire in one year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 29, 2004, the Company has recognized revenue of $9,000, has a working capital deficit of $1,694,000 and has accumulated operating losses of $2,927,000 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The functional currency of our Canadian subsidiary is the local currency. The financial statements of this subsidiary are translated to United State's dollars using period-end rates of exchange for assets and liabilities, and an average rate of exchange for the year for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' deficit. Foreign currency transaction gains and losses are included in current operations.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.



By:   /s/      Jack Farley           Chief Executive Officer, President   Dated:  April 20, 2004
    ----------------------------
      Jack Farley

By:   /s/      Charles Austin        Chief Financial Officer, Secretary   Dated:  April 20, 2004
    ----------------------------     and Director
      Charles Austin