Form 10KSB
period 2004-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2004-09-16
CIK 1092534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2004

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

Revenues for year ended May 31, 2004:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 10, 2004, was: $7,143,501.60

Number of shares of the registrant's common stock outstanding as of September 10, 2004 is: 23,811,672

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

Pursuant to an Agreement and Plan of Merger (the "Acquisition Agreement") effective September 12, 2000, we acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 of our shares valued at a nominal $10. On May 22, 2002, we and Anmore Management Inc. agreed to reduce the cash settlement of the Acquisition Agreement to $40,000 from $90,000. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and us on September 12, 2000. Upon effectiveness of the acquisition, we elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 ("the Act") and elect to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name Sierra Gigante Resources, Inc. Our officers and directors became the officers and directors of Anmore Management Inc. The $40,010 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow us to report under the Act by way of reorganization.

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

The Company's flagship products are Neuroskin Spray, Dermac and ItchX. These products are registered FDA compliant products for over-the-counter pharmaceutical sales and also for cosmetic skin care sales. These products are ready to be manufactured, distributed and marketed worldwide. Two other FDA compliant products Nail Fit and Razor-Rash will be launched as complementary products. Seven other key products, including a line of animal/pet skin care products, will be introduced into the Americas based on a priority basis defined by market potential studies for these products. We have developed a business plan and conducted research with respect to marketing the products.

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

Terms of the license agreements call for total advance royalty payments of $220,000. The licensor will be entitled to royalties on the sale of products by the Company at a rate of approximately 7% of sales. The Company has paid $220,000 to May 31, 2004. The term of the agreements are for thirty years with automatic renewal rights.

The original registrant for the various approvals was the inventor and licensor. During the year ended May 31 2004 the various approvals were transferred to reflect the Company, owner, and manufacturer.

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

The initial launch of products will take place in the United States which has an estimated market size of 40 million skin disease sufferers and a potential market spending of US $4 Billion. US market share projections reflect a 0.09% of total market share in Year 1, increasing to 1.6% in Year 5.

Markets in Canada and the rest of North and South America, and the Caribbean will be penetrated in Years 4 and 5.

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

On January 2, 2004, we completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included inventory, property and equipment, including all intellectual property and intangible assets of Mystic. In return, we issued two promissory notes totaling CAD$100,000 to the owner of Mystic due on April 30, 2004 (CAD$15,000 was previously due on January 31, 2004 and CAD$85,000 on March 15, 2004, but the deadlines were extended by the owner of Mystic). Both promissory notes are non-interest bearing and unsecured. The Company and Mystic have decided to terminate the agreement but have not yet settled the terms. As of May 31, 2004, the Company wrote-off all the assets it acquired from Mystic totalling $79,520.

On December 22, 2003, we entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). According to the terms of the Agreement, the Joint Venture was to be owned 51% by the Band and 49% by us. We were to have contributed all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. We were also to have provided its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 (see Note 7(b)) and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 was refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan the remaining CAD$4,898,000 was to be advanced according to the approved schedule in the start-up plan. Subsequent to year-end, the Company and the Band decided not to proceed with the Joint Venture and the Company will refund of deposits of $102,000 Canadian.

On July 23, 2004, we entered into a Stock Purchase Agreement with Seaside Investments PLC, a private London investment company, for the purchase by the investment company US$1,177,970 of AVVAA common shares at $.46 per share, in exchange for shares of the investment company. The investment company has entered into a "lock-up" agreement with us pursuant to which it has agreed not to trade the AVVAA shares it will receive as a result of this transaction for a period of one year from the closing date. We have agreed to file a registration statement with the SEC allowing the public resale of the common shares by the investment company, commencing at the expiration of the "lock-up" period. In full payment for our shares, the investment company will issue to us USD $1,177,970 equivalent of its shares at a price per share, valued at One Pound Sterling.

Thirty percent of the investment company's shares will be held in escrow for one year following their issuance and in the event the per share market price of the AVVAA common stock at such time is less than the per share value of the AVVAA stock at the time of the closing, the investment company shall be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to us at such time. The closing of this transaction is subject to certain contingencies, including the listing of the investment company shares on the London Stock Exchange on or before September 30, 2004.

EMPLOYEES

As of September 13, 2004 , we have eight management employees all of whom are covered by employment contracts.

Our management team combines more than 80 years of corporate management, and sales and marketing experience with strong emphasis in financial accounting, pharmaceutical and banking experience. The medical research team is comprised of world-renowned medical professionals in the fields of dermatology and radiation oncology.

ITEM 2. DESCRIPTION OF PROPERTY

During the year ending May 31, 2004, we used an office and warehouse space located in at 740 Waddington Drive, Vernon , British Columbia, Canada. The office and warehouse provided sufficient space for our operations during such period. Our office provided sufficient work space for our operations during such period. The office and warehouse consisted of a 4000 square feet leased at a rate of approximately $4.00 (Canadian) per square foot or $4000 (Canadian) per month including goods and services tax.

AVVAA's corporate office is located in Philadelphia, Pennsylvania at Two Penn Center, Suite 200, Philadelphia, Pennsylvania 19102. The office consists of approximately 750 square feet leased to us at an annualized rate of $2,400. The operations center is currently located at the home of our President, Chief Financial Officer and Director, Jack Farley at 3018 Schaeffer Road, Falkland, B.C. Canada and there is no charge.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2004, by unanimous consent of the Board of Directors and a majority of the shareholders of record, we increased the authorized common shares from 25,000,000 to 100,000,000. The increase in authorized shares was approved by 51% of the shareholders of record.

================================================================================
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 13, 2004 there were approximately 180 shareholders of record of our common stock. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "AVVW."

The reported high and low bid prices for our common stock are shown below for each quarter since February 23, 2001. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not not necessarily reflect actual transactions.

Period                                                   HIGH BID   LOW BID
------                                                   --------   -------

2001
----

First Quarter from February 23, 2001                         .156     .05
Second Quarter                                                .18     .10
Third Quarter                                                1.40     .11
Fourth Quarter                                               1.25    .125

2002
----

First Quarter                                                 .60     .10
Second Quarter                                                .90    .135
Third Quarter                                                 .88     .36
Fourth Quarter                                                .70     .30

2003

First Quarter                                                 .65     .28
Second Quarter                                                .50     .31
Third Quarter                                                 .56     .34
Fourth Quarter                                                .51     .30

2004

First Quarter                                                 .77     .32
Second Quarter                                                .64     .22
Third Quarter to September 13, 2004                           .53     .28

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

OVERVIEW

We were incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 we completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. ("MYOSP"), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of our issued common shares. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. Certain directors and officers of MYOSP became our directors and officers. These financial statements are a continuation of MYOSP.

We are a global biotechnology company specializing in providing all natural, therapeutic skin care products. We intend to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world. Our mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. We are presently licensed to manufacture and distribute patented Europeans skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The three flagship core products of the Neuroskin lines are FDA compliant. We have developed a business plan and conducted research with respect to marketing the products.

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2004, we have recognized revenue of $9,000, have a working capital deficit of $1,641,000 and have accumulated operating losses of $3,953,000 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

We have decided to outsource manufacturing and have completed on September xxx, a manufacturing contract with Natures Formulae of Kelowna B.C. In addition, to manufacturing our three core products, this agreement provides a facility to manufacture our all-natural spa line and increase the number of spa products to be marketed by us by adding some of Natures Formulae spa products. As a result, it was no longer necessary to use the spa product line of Mystic Mountain. We decided not to pursue the acquisition of Mystic Mountain Bath and Spa Products. Mystic Mountain will remain a privately owned company. In addition, it was determined that it would not be in our best interests to complete the agreement with the First Nations Band to manufacture the Mystic line of spa products, and we will refund the deposits of $102,000 Canadian.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We are presently licensed to manufacture and distribute patented Europeans skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The three flagship core products of the Neuroskin lines are FDA compliant. We have developed a business plan and conducted research with respect to marketing the products.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2004 (" 2004") COMPARED TO THE YEAR ENDED MAY 31, 2003 (" 2003")

We are in the development stage. We generated revenue of $9000 in 2004 related to the sales of Mystic Mountain products. Note that we have decided not to proceed with the purchase of the Mystic Mountain. There were no revenues during 2003.

The net loss in 2004 was $2,230,958 compared to a net loss of $819,608 in 2003, an increase of $1,411,350. The increased loss is a reflection of our efforts to implement our business plan. We have intensified our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world. We have undertaken intense market research studies in both the consumer goods and animal care industries. In addition, we have increased our fundraising activities.

Consulting fees paid to management and to consultants for advice in obtaining funding for us and for market research assistance in 2004 totaled $966,013 compared to $537,846 in 2003, an increase of $428,167.

In 2004, stock-based compensation for services provided to us totaled to $977,845 compared to $169,342 in 2003, an increase of $808,503.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2004, operations were financed through advances from related parties of $300,338; advances from others of $80,920; and issuance of common shares and subscriptions received of $581,220.

These funds raised were spent on operating activities of $918,838.

As of May 31, 2004, there was a cash balance of $42,787 and current liabilities of $1,683,759 for a working capital deficit of $1,640,972.

Subsequent to May 31, 2004, additional subscriptions for common shares of $360,000 were received.

It is our intention through our fundraising activities to obtain sufficient funding to cover our working capital deficit and to finance our further development, marketing and promotion of our products, an investor relations program, and to secure additional products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2004, we had recognized revenue of $9,000, we had a working capital deficit and accumulated operating losses of $3,953,039 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

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

Consolidated Balance Sheets   ...............................F-2

Consolidated Statements of    ...............................F-3
Operations

Consolidated Statement of     ...............................F-4
Stockholders' Equity

Consolidated Statements of    ...............................F-5
Cash Flows

Notes to the Consolidated     .............................F-6-F-15
Financial Statements

MANNING ELLIOTT                            11th floor, 1050 West Pender Street,
                                           Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS                      Phone: 604.714.3600 Fax: 604.714.3669
                                           Web: manningelliott.com
================================================================================

                         Report of Independent Auditors


To The Stockholders and Board of Directors of AVVAA World Health Care Products, Inc.

We have audited the accompanying consolidated balance sheets of AVVAA World Health Care Products, Inc. (A Development Stage Company) as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 3, 1998 (date of inception) to May 31, 2004 and the years ended May 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of AVVAA World Health Care Products, Inc. (A Development Stage Company), as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 3, 1998 (date of inception) to May 31, 2004 and the years ended May 31, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations since inception, no source of revenues and a significant working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments, which might result from the outcome of this uncertainty.


Chartered Accountants

Vancouver, Canada

September 13, 2004

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)


                                                                                  May 31,          May 31,
                                                                                   2004             2003
                                                                                     $                $
Assets

Current Assets
   Cash                                                                              42,787           4,290
------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                 42,787           4,290

Patent Protection Costs (Note 3)                                                     11,378          10,000

Advance Royalty Deposits (Note 3)                                                   220,000         220,000

Property and Equipment (Note 4)                                                       8,246          12,958
------------------------------------------------------------------------------------------------------------

Total Assets                                                                        282,411         247,248
============================================================================================================


Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                                        588,291         503,665
   Accrued liabilities                                                               14,990          69,949
   Due to related parties (Note 6)                                                  859,612         779,928
   Other advances (Note 7)                                                          220,866         139,946
------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                 1,683,759       1,493,488
------------------------------------------------------------------------------------------------------------


Contingency (Note 1)
Subsequent Events (Note 11)

Stockholders' Deficit

Common Stock (Note 8) - 100,000,000  shares  authorized at $0.001 par value;
22,455,672 and 17,411,701 issued and outstanding respectively                        22,456          17,412

Additional Common Stock Subscribed                                                  249,040         181,198

Additional Paid-in Capital                                                        2,896,387         954,003

Deferred Compensation (Note 8)                                                    (568,531)       (607,876)

Accumulated Other Comprehensive Loss                                               (47,661)        (68,896)

Deficit Accumulated During the Development Stage                                (3,953,039)     (1,722,081)
------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                     (1,401,348)     (1,246,240)
------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                         282,411         247,248
============================================================================================================


                     (The Accompanying Notes are an Integral Part of the Financial Statements)

                                                          F-2


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)


                                                                        Accumulated
                                                                            from
                                                                        June 3, 1998
                                                                     (Date of Inception)             Year Ended
                                                                          to May 31,                   May 31,
                                                                             2004               2004           2003
                                                                               $                 $              $

Sales                                                                         9,409            9,409              -

Cost of Sales                                                                 6,204            6,204              -
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                  3,205            3,205              -
--------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administration

     Amortization                                                             7,484            6,098          1,386
     Consulting                                                             882,821          460,942        236,211
     Foreign exchange                                                        23,064          (1,797)              -
     Interest                                                                35,842            8,440          9,245
     Office, telephone and rent                                              51,634           34,040         10,312
     Professional fees                                                      229,553           57,941         72,970
     Stock-based compensation                                             1,147,187          977,845        169,342
     Transfer agent and regulatory fees                                      16,906            6,162         10,744
     Travel                                                                  17,743            7,578          1,960
--------------------------------------------------------------------------------------------------------------------
                                                                          2,412,234        1,557,249        512,170
--------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                                             739,266          423,853        281,283
     Promotion                                                               12,579           12,027            158
     Wages and benefits                                                       5,824            5,824              -
--------------------------------------------------------------------------------------------------------------------
                                                                            757,669          441,704        281,441
--------------------------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                                             510,479           81,218         20,352
     Health agency approvals                                                185,700           74,472          4,791
     Rent                                                                    10,642                -            854
--------------------------------------------------------------------------------------------------------------------

                                                                            706,821          155,690         25,997
--------------------------------------------------------------------------------------------------------------------

Net loss from operations                                                (3,873,519)      (2,151,438)      (819,608)

Write-down of assets                                                         79,520           79,520              -
--------------------------------------------------------------------------------------------------------------------

Net loss for the period                                                 (3,953,039)      (2,230,958)      (819,608)
====================================================================================================================


Basic net loss per share                                                                      (0.11)         (0.07)
====================================================================================================================


Weighted average common shares outstanding                                                20,156,000     12,453,000
====================================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)


                     (The Accompanying Notes are an Integral Part of the Financial Statements)

                                                       F-3



AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)


                                                             Accumulated from
                                                               June 3, 1998
                                                            (Date of Inception)            Year Ended
                                                                to May 31,                   May 31,
                                                                   2004              2004              2003
                                                                     $                 $                 $
Operating Activities
   Net loss for the period                                     (3,953,039)       (2,230,958)         (819,608)

   Adjustments to reconcile net loss to net cash used in
      operating activities
     Amortization                                                   7,484             6,098             1,386
     Recapitalization costs                                      (115,730)               --          (115,730)
     Stock-based compensation                                   1,147,187           977,845           169,342
     Write-down of assets                                          79,520            79,520                --

   Changes in operating assets and liabilities
     Accounts payable and accrued liabilities                     829,771           248,657           348,718
-------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                          (2,004,807)         (918,838)         (415,892)
-------------------------------------------------------------------------------------------------------------

Investing Activities
   Patent protection costs                                        (11,378)           (1,378)               --
   Purchase of property and equipment                             (14,136)               --           (14,136)
   Advance royalty deposits                                      (220,000)          (25,000)          (30,000)
-------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                            (245,514)          (26,378)          (44,136)
-------------------------------------------------------------------------------------------------------------

Financing Activities
   Advances from related parties                                1,055,266           300,338           351,445
   Advances from others                                           220,866            80,920             7,854
   Issuance of convertible debentures                             300,000                --                --
   Issuance of common shares                                      520,939           511,220                --
   Subscriptions received                                         243,698            70,000           173,698
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                       2,340,769           962,478           532,997
-------------------------------------------------------------------------------------------------------------
Foreign Currency Translation                                      (47,661)           21,235           (68,896)
-------------------------------------------------------------------------------------------------------------
Change in Cash                                                     42,787            38,497             4,073

Cash - Beginning of Period                                             --             4,290               217
-------------------------------------------------------------------------------------------------------------

Cash - End of Period                                               42,787            42,787             4,290
=============================================================================================================

Non-Cash Investing and Financing Activities
   Advance royalty deposits payable                                    --            25,000                --
   Shares issued to settle debt                                   204,698           204,510                --
   Shares issued for convertible debenture conversions            300,000                --                --
   Shares to be issued to settle debt included in
      subscriptions received                                       22,040            22,040             7,500
   Promissory notes issued to acquire assets                       73,346            73,346                --
   Shares issued for consulting fees                              781,500           781,500                --
   Shares to be issued for consulting fees included in
      subscriptions received                                      157,000           157,000                --
   Shares issued to settle related party debt                     269,000           269,000                --
=============================================================================================================

Supplemental Disclosures
   Interest paid                                                       --                --                --
   Income taxes paid                                                   --                --                --


                     (The Accompanying Notes are an Integral Part of the Financial Statements)

                                                          F-4



AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(expressed in U.S. Dollars)

                                                                                     Additional
                                                                                      Common        Additional
                                                           Common Stock                Stock          Paid-in
                                                      Shares          Amount         Subscribed       Capital
                                                        #                $                $               $

Balance at June 3, 1998 (Date of Inception)               --              --              --              --

Issuance of Shares:

Rule 144 restricted shares for cash                1,600,000           1,600              --           6,400
Unrestricted shares for cash                         152,232             152              --          53,188
Rule 504 unrestricted shares for cash                 14,350              14              --          18,153
Rule 504 unrestricted shares for conversion
   of convertible debentures                          41,697              42              --          60,416

Net loss For The period                                   --              --              --              --
--------------------------------------------------------------------------------------------------------------
Balance at May 31, 1999                            1,808,279           1,808              --         138,157

Issuance of Shares:

Rule 144 restricted shares for cash                  400,000             400              --           1,600
Rule 504 unrestricted shares for conversion
   of notes payable                                  101,133             101              --         151,599
Rule 504 unrestricted shares for cash                 20,000              20              --          29,980
Previously issued restricted shares
   transferred to acquire property                        --              --              --         100,000

Net loss for the year                                     --              --              --        (267,532)
--------------------------------------------------------------------------------------------------------------
Balance at May 31, 2000                            2,329,412           2,329              --         421,336

Issuance of Shares:

Rule 504 unrestricted shares for cash                 15,788              16              --          23,184
Rule 144 restricted shares for acquisition of
   Anmore Management Inc.                              2,000               2              --               8

Reorganization costs                                      --              --              --         (90,010)

Net loss for the year                                     --              --              --              --
--------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001                            2,347,200           2,347              --         354,518

Issuance of Shares:

Restricted shares for conversion of notes
   payable                                           112,000             112              --          55,888
Uunrestricted shares for consulting services         250,000             250              --          24,750
Reduction of reorganization costs                         --              --          50,000              --

Net income for the year                                   --              --              --              --
--------------------------------------------------------------------------------------------------------------

Balance at May 31, 2002                            2,709,200           2,709              --         485,156

Elimination of AVVAA's stockholders' deficit              --              --              --        (584,456)

Shares issued to the shareholders of MYOSP        12,112,501          12,113              --         297,793

Shares issued for services to be rendered          2,590,000           2,590              --         755,510

Amortization of deferred compensation                     --              --              --              --

Common stock to be issued                                 --              --         181,198              --

Foreign currency translation adjustment                   --              --              --              --

Net loss for the year                                     --              --              --              --
--------------------------------------------------------------------------------------------------------------

Balance at May 31, 2003                           17,411,701          17,412         181,198         954,003
--------------------------------------------------------------------------------------------------------------

Carried forward                                   17,411,701          17,412         181,198         954,003

Shares issued for cash                             2,776,131           2,776        (173,698)        682,142

Shares issued to settle debt                         637,840             638          (7,500)        211,372

Shares issued to settle related party debt           390,000             390              --         268,610

Shares issued for services                         1,450,000           1,450              --         780,050

Amortization of deferred compensation                     --              --              --              --

Common stock to be issued:

  - for cash                                              --              --          70,000              --
  - for services                                          --              --         157,000              --
  - to settle debt                                        --              --          22,040              --

Shares cancelled                                    (210,000)           (210)             --             210

Foreign currency translation adjustment                   --              --              --              --

Net loss for the year                                     --              --              --              --
--------------------------------------------------------------------------------------------------------------
Balance at May 31, 2004                           22,455,672          22,456         249,040       2,896,387
==============================================================================================================


                     (The Accompanying Notes are an Integral Part of the Financial Statements)


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(expressed in U.S. Dollars)

                                                                   Accumulated
                                                                      Other
                                                     Deferred     Comprehensive   Accumulated
                                                    Compensation       Loss         Deficit
Balance at June 3, 1998 (Date of Inception)               --              --

Issuance of Shares:

Rule 144 restricted shares for cash                       --              --              --
Unrestricted shares for cash                              --              --              --
Rule 504 unrestricted shares for cash                     --              --              --
Rule 504 unrestricted shares for conversion
   of convertible debentures                              --              --              --

Net loss for the period                                   --              --        (102,298)
-----------------------------------------------------------------------------------------------
Balance at May 31, 1999                                   --              --        (102,298)

Issuance of Shares:

Rule 144 restricted shares for cash                       --              --              --
Rule 504 unrestricted shares for conversion
   of notes payable                                       --              --              --
Rule 504 unrestricted shares for cash                     --              --              --
Previously issued restricted shares
   transferred to acquire property                        --              --              --

Net loss for the year
-----------------------------------------------------------------------------------------------
Balance at May 31, 2000                                   --              --        (369,830)

Issuance of Shares:

Rule 504 unrestricted shares for cash                     --              --              --
Rule 144 restricted shares for acquisition of
   Anmore Management Inc.                                 --              --              --

Reorganization costs                                      --              --              --

Net loss for the year                                     --              --        (252,215)
-----------------------------------------------------------------------------------------------
Balance at May 31, 2001                                   --              --        (622,045)

Issuance of Shares:

Restricted shares for conversion of notes
   payable                                                --              --              --
Uunrestricted shares for consulting services         (19,118)             --              --
Reduction of reorganization costs                         --              --

Net income for the year                                   --              --          37,589
-----------------------------------------------------------------------------------------------
Balance at May 31, 2002                              (19,118)             --        (584,456)

Elimination of AVVAA's stockholders' deficit              --              --         584,456

Shares issued to the shareholders of MYOSP                --              --        (902,473)

Shares issued for services to be rendered           (758,100)             --              --

Amortization of deferred compensation                169,342              --              --

Common stock to be issued                                 --              --              --

Foreign currency translation adjustment                   --         (68,896)             --

Net loss for the year                                     --              --        (819,608)
-----------------------------------------------------------------------------------------------

Balance at May 31, 2003                             (607,876)        (68,896)     (1,722,081)
-----------------------------------------------------------------------------------------------

Carried forward                                     (607,876)        (68,896)     (1,722,081)

Shares issued for cash                                    --              --              --

Shares issued to settle debt                              --              --              --

Shares issued to settle related party debt                --              --              --

Shares issued for services                          (781,500)             --              --

Amortization of deferred compensation                977,845              --              --

Common stock to be issued:

  - for cash                                              --              --              --
  - for services                                    (157,000)             --              --
  - to settle debt                                        --              --              --

Shares cancelled                                          --              --              --

Foreign currency translation adjustment                   --          21,235              --

Net loss for the year                                     --              --      (2,230,958)
-----------------------------------------------------------------------------------------------
Balance at May 31, 2004                             (568,531)        (47,661)     (3,953,039)
===============================================================================================

                     (The Accompanying Notes are an Integral Part of the Financial Statements)

                                                    F-5


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

     The Company is a global biotechnology company specializing in providing all natural, therapeutic skin care products. The Company intends to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world. The Company's mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. The Company is presently licensed to manufacture and distribute patented Europeans skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. The Company intends to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The three flagship core products of the Neuroskin lines are FDA compliant. The Company has developed a business plan and conducted research with respect to marketing the products.

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2004, the Company has not recognized significant revenue, has a working capital deficit of $1,640,972, and has accumulated operating losses of $3,953,039 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     In 2004 the Company issued 3,230,471 units at $0.25 per unit for proceeds of $684,918 in cash and $122,585 in debt settlement. Each unit consisted of one common share of the Company and one non-transferable share purchase warrant. Each warrant is exercisable within two years of the date of issuance to the purchaser at a price of $0.45 during the first 12 months and $0.40 (repriced from $0.65 subsequent to year end) for the remaining 12 months.

     On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 are refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan the remaining CAD$4,898,000 would have been advanced according to an approved schedule in the start-up plan. Subsequent to year-end, the Company and the Band decided not to proceed with the Joint Venture.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

1.   Nature of Operations and Continuance of Business (continued)

     On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included inventory, property and equipment, including all intellectual property and intangible assets of Mystic. In return, the Company issued two promissory notes totalling CAD$100,000 to the owner of Mystic due on April 30, 2004 (CAD$15,000 was previously due on January 31, 2004 and CAD$85,000 on March 15, 2004, but the deadlines were extended by the owner of Mystic). Both promissory notes are non-interest bearing and unsecured. The Company and Mystic have decided to terminate the agreement but have not yet settled the terms. As of May 31, 2004, the Company wrote-off all the assets it acquired from Mystic totalling $79,520. The promissory notes remain, pending release by Mystic.

     On May 10, 2004, the Company offered a private placement subscription for up to 2,000,000 units of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.45. As at May 31, 2004, the Company had received $70,000 in subscriptions.

     See Note 11 for Subsequent Events.


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

     (f)  Property and Equipment

          Molds are recorded at cost. Amortization is computed on a straight-line basis using an estimated useful life of three years.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

2.   Summary of Significant Accounting Principles (continued)

     (g)  Long-Lived Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     (h)  Foreign Currency Translation

          The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

     (i)  Revenue Recognition

          Revenue is derived from the sale of personal care products sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin ("SAB") No. 104; "Revenue Recognition in Financial Statements". Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

          In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

     (j)  Other Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had a comprehensive loss of $2,209,723 and $888,504, which includes a foreign currency translation gain (loss) of $21,235 and $(68,896), at May 31, 2004 and 2003, respectively.

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

     (m)  Financial Instruments

          The fair values of cash, accounts payable, accrued liabilities, due to related parties and other advances were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     (n)  Income Taxes

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

     (o)  Recent Accounting Pronouncements

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


3.   Advance Royalty Deposits and Related License Agreements

     Pursuant to two separate license agreements, the Company has been granted by the inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received approval from the US Food and Drug Administration ("FDA") as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products have been renewed. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania.

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

3.   Advance Royalty Deposits and Related License Agreements (continued)

     Terms of the license agreements call for total advance royalty payments of $220,000, which has been paid in full. The licensor will be entitled to royalties on the sale of products by the Company at a rate of approximately 7% of sales. The term of the agreements are for thirty years with automatic renewal rights.

     The original registrant for the various approvals was the inventor and licensor. The various approvals have been transferred to reflect the Company as the manufacturer and owner. The inventor retains the licensing rights to the products.

     A total amount of $11,379 has been paid to protect certain Canadian patent rights for the Neuroskin product. These costs will be amortized to operations once sales of Neuroskin products begin.

4.   Property and Equipment

     Property and equipment is stated at cost less accumulated amortization.

                                                                                       2004              2003
                                                                 Accumulated        Net Carrying      Net Carrying
                                                   Cost          Amortization          Value             Value
                                                     $                $                  $                 $
     Moulds                                         14,136           5,890             8,246             12,958
     ===========================================================================================================


5.   Liability to Agent

     Included in accounts payable is $146,849 (2003 - $112,377) owing to the Agent processing the applications related to the US FDA registration as compliant products and Canadian DIN approvals for the licensed products and is the original registrant in that regard. As original registrant it is the only entity able to effect any changes to the FDA registration as compliant products and DIN applications and/or registrations for the products. Originally retained by the inventor, the Agent is now the agent for both the Company and the inventor. The Agent and the inventor agreed that the FDA and DIN registrations will be amended to show the Company as the manufacturer and owner. The inventor retains the licensing rights to the products. The Agent was previously retaining control of the applications and registrations as security for the payment of its outstanding fees. The fees do not bear interest and are currently payable. During the year, the Agent amended the FDA and DIN registrations to show the Company as the manufacturer and owner.


6.   Related Party Advances and Transactions

                                                                                             2004             2003
                                                                                               $                $
     (a)  Advances
          (i) Shield-Tech Products Inc.                                                     410,227        415,049
          (ii)Owing to the licensor (Note 3)                                                      -         25,000
          (iii)    Owing to directors and/or officers                                       449,385        339,879
     --------------------------------------------------------------------------------------------------------------
                                                                                            859,612        779,928
     ==============================================================================================================

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

     (b)  Transactions

          Six directors/officers were paid $640,000 (2003 - $287,877) during the year for consulting services rendered.

     (c)  Debt Settlement

          During the year, the Company issued 390,000 shares to settle $269,000 of related party debt.


7.   Other Advances

     (a) The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $6,107 was accrued and charged to operations for the year ended May 31, 2003 (2003 - $7,854).

     (b) The Company received $74,813 (CAD$102,000) from the Band to assist the Company in developing the business and start-up plan for a proposed joint venture as described in Note 1. The advance is non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. Subsequent to year end, the Company and the Band decided not to proceed with the joint venture.

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

     (c) On November 27, 2002, 1,450,000 common shares were reserved for the exercise of stock options for officers, directors, key employees and consultants.

          On March 11, 2004, the Company granted stock options to an investment relations company: 100,000 options exercisable at $0.70 per share and 125,000 options exercisable at $1.00 per share expiring in one year.

     (d) In 2004 the Company issued 3,230,471 units at $0.25 per unit for proceeds of $684,918 in cash and $122,585 in debt settlement. Each unit consisted of one common share of the Company and one non-transferable share purchase warrant. Each warrant is exercisable within two years of the date of issuance to the purchaser at a price of $0.45 during the first 12 months and $0.40 (repriced from $0.65 subsequent to year end) for the remaining 12 months.

     (e) On May 1, 2004, the Board and the stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000. The amendment was processed by the Company subsequent to year end.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

8.   Common Stock (continued)

     (f) On May 10, 2004, the Company offered a private placement subscription for up to 2,000,000 units of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.45. As at May 31, 2004, the Company had received $70,000 in subscriptions.

     (g)  Non-Cash Consideration

          Shares issued for non-cash consideration were valued based on the fair market value of the services provided.

          On August 9, 2002, the Company issued 300,000 shares of common stock for investor relation's services. These shares were issued at an aggregate value of $135,000 for services to have been rendered over a six-month period. The services were never provided therefore no stock-based compensation has been recorded and the 300,000 shares are to be cancelled.

          On December 11, 2002, the Company issued 240,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $100,800 for services to have been rendered over a one-year period. The consultant earned 30,000 shares for a fair market value of $12,600, which was charged to operations as compensation expense. The remaining 210,000 shares were cancelled in 2004.

          On January 9, 2003, the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $93,000 for services rendered. The Company charged to operations compensation expense of $93,000 in 2003.

          On March 11, 2003, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $127,500 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $63,750 for the year ended May 31, 2004 (2003 - $13,281) and recorded deferred compensation of $50,469 that will be charged to operations over the remainder of the term.

          On April 10, 2003, the Company issued 500,000 shares of common stock to two officers. These shares were issued at an aggregate fair value of $175,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $87,500 for the year ended May 31, 2004 (2003 - $10,938) and recorded deferred compensation of $75,562 that will be charged to operations over the remainder of the term.

          On April 22, 2003, the Company issued 250,000 shares of common stock for financing services. These shares were issued at an aggregate fair value of $87,500 as compensation for the successful arrangement of $3,000,000 in financing for the Company. The Company has recorded deferred compensation of $87,500 that will be charged to operations when it is earned.

          On May 6, 2003, the Company issued 750,000 shares of common stock to three officers. These shares were issued at an aggregate fair value of $262,500 for services to be rendered over a one-year period. The Company charged to operations compensation expense of $240,624 for the year ended May 31, 2004 (2003 - $21,876).

          On June 1, 2003, the Company issued 100,000 shares of common stock to two employees. These shares were issued at an aggregate fair value of $40,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $20,000 for the period ended May 31, 2004 and recorded deferred compensation of $20,000 that will be charged to operations over the remainder of the term.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

8.   Common Stock (continued)

     (g)  Non-Cash Consideration (continued)

          On August 1, 2003, the Company issued 250,000 shares of common stock to an officer. These shares were issued at an aggregate fair value of $120,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $50,000 for the period ended May 31, 2004 and recorded deferred compensation of $70,000 that will be charged to operations over the remainder of the term.

          On January 2, 2004 the Company issued 200,000 shares to an officer. These shares were issued at a fair value of $96,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $20,000 for the period ended May 31, 2004 and recorded deferred compensation of $76,000 to be charged to operations over the remainder of the term.

          On February 15, 2004 the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $129,000 for services to be rendered over a three month period which was charged to operations.

          On March 9, 2004, the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $219,000 for services rendered which was charged to operations.

          On March 10, 2004, the Company issued 100,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $70,500 for services to be rendered over a one year period. The Company charged to operations compensation expense of $17,500 and recorded deferred compensation of $52,500 that will be charged to operations over the remainder of the term.

          On March 18, 2004, the Company issued 50,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $35,500 for services rendered which was charged to operations.

          On May 14, 2004, the Board approved the issue of 50,000 shares of common stock for consulting services. These shares were issued subsequent to year end at an aggregate fair value of $70,000 for services rendered. The Company charged to operations compensation expense of $70,000 since all services had been performed as of May 31, 2004.

          On May 15, 2004, the Board approved the issue of 300,000 shares of common stock for consulting services. These shares were issued subsequent to year end at an aggregate fair value of $87,000 for services to be rendered over a three month period. The Company charged to operations compensation expense of $14,500 and recorded deferred compensation of $72,500 that will be charged to operations over the remainder of the term.

9.   Income Taxes

     The tax effects of the significant temporary differences, which would comprise tax assets at May 31, 2004 and 2003, are as follows:

                                                                                       2004               2003
                                                                                         $                  $
     Deferred tax asset:

         Operating loss carryforward                                                  399,022            246,000

     Valuation allowance                                                             (399,022)          (246,000)
     ---------------------------------------------------------------------------------------------------------------

     Net deferred tax asset                                                                  -                 -
     ===============================================================================================================

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

     The Company has approximately $826,000 of net operating loss carry forwards available for US income tax purposes to reduce taxable income of future years. These net operating loss carry forwards expire in years ranging from 2019 to 2024. In addition, the Company has approximately CAD$2,596,000 of non-capital losses available for Canadian income tax purposes to reduce taxable income of future years.


10.  Business Acquisition

     On January 2, 2004, the Company acquired certain operational business assets from Mystic for two promissory notes totalling CAD$100,000.

     The purchase price allocation was as follows:

                                                                  CAD$

     Inventory                                                     83,363
     Property and equipment                                        16,637
     ---------------------------------------------------------------------

     Total purchase price                                         100,000
     =====================================================================

     The Company and Mystic decided to terminate the agreement but have not yet settled the terms. As at May 31, 2004, the Company wrote off all the assets it acquired from Mystic totaling $79,520. The promissory notes remain, pending release by Mystic.


11.  Subsequent Events

     (a) On June 1, 2004, 3,000,000 common shares were reserved pursuant to a stock option plan for officers, directors, key employees and consultants.

     (b) On June 24, 2004, the Company granted 2,800,000 stock options to various employees and outside consultants at an exercise price of $0.28 per share (except 1,000,000 stock options granted to the President and CEO, which has an exercise price of $0.31 per share). The stock options expire on June 24, 2009.

     (c) On July 10, 2004, the Company granted 100,000 stock options to a director at an exercise price of $0.42 per share expiring on July 9, 2009.

     (d) On July 15, 2004, the Company issued 400,000 shares of common stock having an aggregate fair value of $180,000 for consulting services to be rendered over a two year period.

     (e) On July 28, 2004, the Company issued 250,000 shares of common stock having an aggregate fair value of $112,500 for consulting services rendered.

     (f) On July 29, 2004, the Company entered into an agreement with a consultant to help raise financing. The Company is to pay the consultant a 7% finder's fee on the total proceeds received by the Company, which is attributable to the consultant. The consultant has the option to receive this finder's fee in cash or equity of the Company. The consultant was also granted 200,000 stock options at an exercise price of $0.38 per share expiring in three years.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)


11.  Subsequent Events (continued)

     (g) On August 4, 2004, the Company issued 80,000 shares of common stock to settle debt of $30,400. (h) Subsequent to year end the Company and the Band decided not to proceed with the joint venture described in Note 1.

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


Name                          Age              Position
----                          ---              --------

Jack Farley                   61               President, Chief Executive Officer and Director

Charles Austin                67               Chief Financial Officer, Secretary and Director

Dr. Mark Alden                52               Director

James MacDonald               67               Director

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

Compliance with Section 16(a) of the Exchange Act

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in fiscal year ending May 31, 2004 and 2003 whose salary and compensation exceeded $100,000. In fiscal year ending May 31, 2003, Jack Farley, our President, Chief Executive Officer and director received $103,138.29 in compensation. This was all in the form of cash salary. In fiscal year ending May 31, 2004, Jack Farley, our President, Chief Executive Officer and director received $102,000 in compensation. This was all in the form of cash salary.

Employment Agreements. All senior officers have been granted an employment contract that provides a future benefit to be received upon separation from service with us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 13, 2004, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each Director who owns our common stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of our outstanding shares. We currently have a total of 23,811,672 shares issued and outstanding.

Security Ownership of Beneficial Owners

Name of                                      Shares of
Beneficial Owner                            Common Stock      Percent of Class
----------------                            ------------      ----------------

Jack Farley (2)                             5,200,000(1)        21.84%

Charles Austin (2)                            437,500            1.84%
Dr. Mark Alden (2)                            475,000            1.99%

Directors and Officers as                   6,112,500           25.67%
a group (3 persons)

(1) This amount includes 2,475,000 shares owned by Lorie Dale Campbell-Farley, Mr. Farley's wife.

(2) The address for such individuals is c/o AVVAA World Health Care Products, Inc., 3018 Schaeffer Road, Falkland, B.C. Canada V0E 1W0.


                                      III-3

Officers and Directors
Name of                                      Shares of
Beneficial Owner                             Common Stock      Percent of Class
----------------                             ----------        ----------------

Jack Farley (2)                                 5,200,000(1)      21.84%

Charles Austin (2)                                437,500          1.84%
Dr. Mark Alden (2)                                475,000          1.99%

Directors and Officers as a                     6,112,500         25.67%
group (3  persons)

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

                                      III-4

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

3.1  Certificate of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 8-K12G3, filed on September 22, 2000 (SEC File No. 000-31611).

(b)  Reports on Form 8-K

     On January 22, 2004, we filed a Form 8-K to report the completion of the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products)

ITEM 14. CONTROLS AND PROCEDURES

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

                              AVVAA WORLD HEALTH CARE PRODUCTS, INC.

                              By:  /s/   Jack Farley
                              ------------------------------------
                                         JACK FARLEY
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                         AND DIRECTOR


Dated: September  14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/      Jack Farley         President, Chief Executive Officer and    Dated:   September  14, 2004
       ------------------------     Director
       Jack Farley

By:    /s/      Charles Austin      Chief Financial Officer, Secretary and    Dated:   September  14, 2004
       ------------------------     Director
       Charles Austin

By:    /s/      Mark Alden          Director                                  Dated:   September  14, 2004
       ------------------------
       Mark Alden

By:    /s/      James MacDonald     Director                                  Dated:   September  14, 2004
       ------------------------
       James MacDonald
