Form 10QSB
period 2004-08-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2004-10-15
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 15, 2004, we had 23,811,672 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.


                     AVVAA WORLD HEALTH CARE PRODUCTS, INC.
                     Financial Statements Table of Contents

                                                                          Page #

Consolidated Balance Sheets                                                    1
As of February 29, 2004 and May 31, 2003

Consolidated Statements of Operations                                          2
Accumulated from June 3, 1998 Date of Inception to
February 29, 2004 and for the Three and Nine Months
Ended February 29, 2004 and 2003

Consolidated Statements of Cash Flows                                          3
Accumulated from June 3, 1998 Date of Inception to
February 29, 2004 and for the Nine Months
Ended February 29, 2004 and 2003

Notes to the Financial Statements                                           4-14


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)


                                                                                           August 31,        May 31,
                                                                                              2004             2004
                                                                                               $                $
                                                                                          (unaudited)       (audited)
Assets

Current Assets
   Cash                                                                                      103,741           42,787
   Prepaid expenses and deposits                                                              59,138                -
-----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                         162,879           42,787

Patent Protection Costs (Note 3)                                                              11,378           11,378

Advance Royalty Deposits (Note 3)                                                            220,000          220,000

Property and Equipment (Note 4)                                                               21,990            8,246
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                 416,247          282,411
=======================================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable (Note 5)                                                                 526,613          588,291
   Accrued liabilities                                                                        19,131           14,990
   Due to related parties (Note 6)                                                           917,651          859,612
   Other advances (Note 7)                                                                   225,517          220,866
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                          1,688,912        1,683,759
-----------------------------------------------------------------------------------------------------------------------

Contingencies (Note 1)

Stockholders' Deficit

Common  Stock  (Note 8) - 100,000,000 shares authorized at $0.001 par value;
and 23,811,672 and 22,455,672 issued and outstanding respectively                             23,812           22,456

Additional Common Stock Subscribed (Note 8)                                                  389,827          249,040

Additional Paid-in Capital                                                                 3,485,811        2,896,387

Deferred Compensation (Note 8)                                                              (559,469)        (568,531)

Accumulated Other Comprehensive Loss                                                         (52,405)         (47,661)

Deficit Accumulated During the Development Stage                                          (4,560,241)      (3,953,039)
-----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                               (1,272,665)      (1,401,348)
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                                  416,247          282,411
=======================================================================================================================


                       (The Accompanying Notes are an Integral Part of the Financial Statements)

                                                           F-1



AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)


                                                                        Accumulated
                                                                           from
                                                                       June 3, 1998
                                                                    (Date of Inception)               Three Months Ended
                                                                        to August 31,            August 31,         August 31,
                                                                            2004                  2004                2003
                                                                             $                      $                  $

Revenue                                                                        9,409                   -                   -

Cost of Sales                                                                  6,204                   -                   -
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                   3,205                   -                   -
----------------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administration

     Amortization                                                              9,243               1,759              1,178
     Consulting                                                              959,649              76,828            167,114
     Foreign exchange loss                                                    24,177               1,113                  -
     Impairment of assets                                                     79,520                   -                  -
     Interest                                                                 38,611               2,769              2,058
     Office, telephone and rent                                               66,939              15,305              3,283
     Professional fees                                                       242,165              12,612              4,226
     Stock-based compensation                                              1,550,697             403,510            113,437
     Transfer agent and regulatory fees                                       18,227               1,321                255
     Travel                                                                   29,765              12,022                587
----------------------------------------------------------------------------------------------------------------------------

                                                                           3,018,993             527,239            292,138
----------------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                                              795,706              56,440            104,923
     Promotion                                                                16,602               4,023                928
     Wages and benefits                                                        5,824                   -                  -
----------------------------------------------------------------------------------------------------------------------------

                                                                             818,132              60,463            105,851
----------------------------------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                                              529,979              19,500             19,500
     Health agency approvals                                                 185,700                   -                  -
     Rent                                                                     10,642                   -                  -
----------------------------------------------------------------------------------------------------------------------------

                                                                             726,321              19,500             19,500
----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                                   (4,560,241)           (607,202)          (417,489)
============================================================================================================================

Net Loss Per Share - Basic and Diluted                                                             (0.03)             (0.02)
----------------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding                                                    23,211,000         17,495,000
----------------------------------------------------------------------------------------------------------------------------


                       (The Accompanying Notes are an Integral Part of the Financial Statements)




AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)


                                                                                       Three Months Ended
                                                                                  August 31,           August 31,
                                                                                     2004                 2003
                                                                                       $                   $
Operating Activities
   Net loss for the period                                                               (607,202)         (417,489)

   Adjustments to reconcile net loss to net cash used in operating activities

     Amortization                                                                           1,759             1,178
     Stock-based compensation                                                             403,510           113,437

     Changes in operating assets and liabilities

       Prepaid expenses and deposits                                                      (59,138)                 -
       Accounts payable and accrued liabilities                                           (40,245)          (48,151)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                                    (301,316)         (351,025)
--------------------------------------------------------------------------------------------------------------------

Investing Activities

   Advance royalty deposits                                                                     -           (25,000)
   Purchase of property and equipment                                                     (15,503)                -
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                                     (15,503)          (25,000)
--------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from (to) related parties                                                      58,039           (77,665)
   Advances from non-related parties                                                        4,651             1,995
   Subscriptions received                                                                 319,827           461,163
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                 382,517           385,493
--------------------------------------------------------------------------------------------------------------------

Effect on Exchange Rate Changes on Cash                                                    (4,744)            3,256
--------------------------------------------------------------------------------------------------------------------

Change in Cash                                                                             60,954            12,724

Cash - Beginning of Period                                                                 42,787             4,290
--------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                      103,741            17,014
====================================================================================================================

Non-Cash Investing and Financing Activities

   Advance royalty deposits payable                                                             -            25,000
   Shares issued to settle debt                                                            39,333                 -
   Shares to be issued to settle debt included in subscriptions received                        -           115,086
   Stock-based compensation                                                               551,447                 -
   Shares to be issued for consulting fees included in subscriptions                            -            40,000

Supplemental Disclosures

   Interest paid                                                                                -                 -
   Income taxes                                                                                 -                 -

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2004, the Company has not recognized significant revenue, has a working capital deficit of $1,526,033 and has accumulated operating losses of $4,560,241 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     In 2004 the Company issued 3,230,471 units at $0.25 per unit for proceeds of $684,918 in cash and $122,585 in debt settlement. Each unit consisted of one common share of the Company and one non-transferable share purchase warrant. Each warrant is exercisable within two years of the date of issuance to the purchaser at a price of $0.45 during the first 12 months and $0.40 for the remaining 12 months.

     On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 are refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan the remaining CAD$4,898,000 would have been advanced according to an approved schedule in the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the advances to the Band.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

1.   Nature of Operations and Continuance of Business (continued)

     On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included inventory, property and equipment, including all intellectual property and intangible assets of Mystic. In return, the Company issued two promissory notes totaling CAD$100,000 to the owner of Mystic due on April 30, 2004 (CAD$15,000 was previously due on January 31, 2004 and CAD$85,000 on March 15, 2004, but the deadlines were extended by the owner of Mystic). Both promissory notes are non-interest bearing and unsecured. The Company and Mystic have decided to terminate the agreement but have not yet settled the terms. As of May 31, 2004, the Company wrote-off all the assets it acquired from Mystic totaling $79,520. The promissory notes remain, pending release by Mystic.

     On May 10, 2004, the Company offered a private placement subscription for up to 2,000,000 units of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.45. As at August 31, 2004, the Company had received $389,827 in subscriptions. Subsequent to August 31, 2004 the Company received an additional $40,000 in subscriptions.

     On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC ("Seaside"), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company's common shares at $0.46 per share, in exchange for shares of Seaside. Seaside has entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares it will receive as a result of this transaction for a period of one year from the closing date. The Company has agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the "lock-up" period. In full payment for our shares, Seaside will issue its shares to the Company equivalent to $1,177,970. Thirty percent of Seaside's shares will be held in escrow for one year following their issuance and in the event the per share market price of the Company's common stock at such time is less than the per share value of the Company's stock at the time of the closing, Seaside will be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to the Company at such time. The closing of this transaction is subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to October 29, 2004).


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

     (f)  Property and Equipment

          Property and equipment is recorded at cost. Amortization of computer equipment and moulds is computed on a straight-line basis using an estimated useful life of three years.

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

     (j)  Other Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three months ended August 31, 2004 and 2003, the Company had a comprehensive loss of $579,446 and $414,233, which includes a foreign currency translation gain (loss) of $(4,744) and $3,256, respectively.

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

2.   Summary of Significant Accounting Principles (continued)

     (p)  Stock-based Compensation

          The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

          The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          The pro forma information is as follows:

                                                                                     Three Months Ended
                                                                                August 31,        August 31,
                                                                                   2004              2003
                                                                                    $                 $
                                                                               (unaudited)       (unaudited)
         Net loss -- as reported                                                (607,202)         (417,489)
         Add: Stock-based compensation expense included in net loss --
           as reported                                                           403,510           113,437
         Deduct: Stock-based compensation expense determined under
           fair value method                                                   ( 686,100)         (113,437)
         Net loss -- pro forma                                                  (889,792)         (417,489)
         Net loss per share (basic and diluted) -- as reported                     (0.03)            (0.02)
         Net loss per share (basic and diluted) -- pro forma                       (0.04)            (0.02)

          Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the vesting period of the underlying instruments. For the year ended August 31, 2004, the fair value of options granted using Black-Scholes was determined using the following assumptions:

          Expected dividend yield                                     0%
          Risk-free interest rate                          3.16 to 3.85%
          Expected volatility                                        40%
          Expected option life (in years)                         3 to 5

     (q)  Interim Financial Statements

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

     A total amount of $11,378 has been paid to protect certain Canadian patent rights for the Neuroskin product. These costs will be amortized to operations once sales of Neuroskin products begin.

4.   Property and Equipment

     Property and equipment is stated at cost less accumulated amortization.

                                                                                August 31,
                                                                                   2004          May 31, 2004
                                                                               Net Carrying      Net Carrying
                                                              Accumulated         Value              Value
                                                   Cost       Amortization     (unaudited)         (audited)
                                                     $             $                $                  $
     Computer equipment                             15,503             581            14,922                  -
     Moulds                                         14,136           7,068             7,068             12,958
     -----------------------------------------------------------------------------------------------------------
                                                    29,639           7,649            21,990             12,958
     ===========================================================================================================

5.   Liability to Agent

     Included in accounts payable is $146,849 (May 31, 2004 - $146,849) owing to the Agent processing the applications related to the US FDA registration as compliant products and Canadian DIN approvals for the licensed products and is the original registrant in that regard. As original registrant it is the only entity able to effect any changes to the FDA registration as compliant products and DIN applications and/or registrations for the products. Originally retained by the inventor, the Agent is now the agent for both the Company and the inventor. The Agent and the inventor agreed that the FDA and DIN registrations will be amended to show the Company as the manufacturer and owner. The inventor retains the licensing rights to the products. The Agent was previously retaining control of the applications and registrations as security for the payment of its outstanding fees. The fees do not bear interest and are currently payable. During 2004, the Agent amended the FDA and DIN registrations to show the Company as the manufacturer and owner.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

6.   Related Party Advances and Transactions

                                                                                   August 31, 2004    ay 31, 2004
                                                                                     (unaudited)       (audited)
                                                                                          $          M     $

     (a)  Advances
          (i) Shield-Tech Products Inc.                                                     424,791        410,277
          (ii)Owing to directors and/or officers                                            492,860        449,335
     --------------------------------------------------------------------------------------------------------------

                                                                                            917,651        859,612
     --------------------------------------------------------------------------------------------------------------

          (i) Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company's behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

          (ii) The advances from directors and/or officers are unsecured, without fixed repayment terms and are non-interest bearing.

     (b)  Transactions

          Six directors/officers were paid $91,521 for the three months ended August 31, 2004 (2003 - $142,000) for consulting services rendered.

     (c)  Debt Settlement

          During 2004 the Company issued 390,000 shares to settle $269,000 of related party debt.

7.   Other Advances

     (a) The Company received advances from a non-related party totaling $114,000 to assist in research and development. The advance is currently payable, unsecured and includes interest at prime plus 1% per annum. Interest of $1,995 was accrued and charged to operations for the three ended August 31, 2004 (2003 - $1,995).

     (b) In 2004, the Company received $77,469 (CAD$102,000) from the Band to assist the Company in developing the business and start-up plan for a proposed joint venture as described in Note 1. The advance is non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the joint venture and the Company will repay the advances to the Band.

8.   Common Stock

     (a)  Authorized Shares

          On May 1, 2004, the Board and the stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000. The amendment was processed by the Company during the quarter.

     (b)  Private Placements

          In 2004 the Company issued 3,230,471 units at $0.25 per unit for proceeds of $684,918 in cash and $122,585 in debt settlement. Each unit consisted of one common share of the Company and one non-transferable share purchase warrant. Each warrant is exercisable within two years of the date of issuance to the purchaser at a price of $0.45 during the first 12 months and $0.40 for the remaining 12 months.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

8.   Common Stock (continued)

     (b)  Private Placements (continued)

          On May 10, 2004, the Company offered a private placement subscription for up to 2,000,000 units of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.45. As at August 31, 2004, the Company had received $389,827 in subscriptions.

     (c)  Stock Options

          On November 27, 2002, 1,450,000 common shares were reserved for the exercise of stock options for officers, directors, key employees and consultants.

          On June 1, 2004, 3,000,000 common shares were reserved pursuant to a stock option plan for officers, directors, key employees and consultants.

          The following table summarizes the continuity of the Company's stock options:

                                                                                                         Weighted
                                                                                                         average
                                                                                                         exercise
                                                                                     Number of            price
                                                                                      shares                $
          Outstanding, May 31, 2003 (audited)                                                    -                 -
          Granted                                                                          225,000              0.87
          -----------------------------------------------------------------------------------------------------------

          Outstanding, May 31, 2004 (audited)                                              225,000              0.87
          Granted                                                                        3,100,000              0.29
          -----------------------------------------------------------------------------------------------------------

          Outstanding, August 31, 2004 (unaudited)                                       3,325,000              0.33
          -----------------------------------------------------------------------------------------------------------

          Exercisable at end of period                                                   3,325,000              0.33
          -----------------------------------------------------------------------------------------------------------


          Additional information regarding options outstanding as at August 31, 2004 is as follows:


                                                  Outstanding                                Exercisable
                                -------------------------------------------------  ---------------------------------
             Exercise prices      Number of        Weighted    Weighted average    Number of sharesWeighted average
                                                    average
                                                   remaining
                                                  contractual   exercise price                      exercise price
                    $               shares       life (years)          $                                  $

                0.70-1.00                225,000            0.5             0.87            225,000            0.87
                0.28-0.42              3,100,000            4.7             0.29          3,100,000            0.29
                                ------------------------------------------------------------------------------------

                                       3,325,000            4.4             0.33          3,325,000            0.33
                                ------------------------------------------------------------------------------------

          The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during the year was $0.11. There was no dilutive impact of potential common shares associated with stock options and warrants, by application of the treasury stock method, for the year ended August 31, 2004, as the Company had a net loss.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

8.   Common Stock (continued)

     (d)  Non-Cash Consideration

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

          On March 11, 2003, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $127,500 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $15,938 for the period ended August 31, 2004 and $77,031 to May 31, 2004 and recorded deferred compensation of $34,532 that will be charged to operations over the remainder of the term.

          On April 10, 2003, the Company issued 500,000 shares of common stock to two officers. These shares were issued at an aggregate fair value of $175,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $21,875 for the period ended August 31, 2004 and $98,438 to May 31, 2004 and recorded deferred compensation of $54,687 that will be charged to operations over the remainder of the term.

          On April 22, 2003, the Company issued 250,000 shares of common stock for financing services. These shares were issued at an aggregate fair value of $87,500 as compensation for the successful arrangement of $3,000,000 in financing for the Company. The Company has recorded deferred compensation of $87,500 that will be charged to operations when it is earned.

          On June 1, 2003, the Company issued 100,000 shares of common stock to two employees. These shares were issued at an aggregate fair value of $40,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $5,000 for the period ended August 31, 2004 and $20,000 for the year ended May 31, 2004 and recorded deferred compensation of $15,000 that will be charged to operations over the remainder of the term.

          On August 1, 2003, the Company issued 250,000 shares of common stock to an officer. These shares were issued at an aggregate fair value of $120,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $15,000 for the period ended August 31, 2004 and $50,000 for the period ended May 31, 2004 and recorded deferred compensation of $55,000 that will be charged to operations over the remainder of the term.

          On January 2, 2004 the Company issued 200,000 shares to an officer. These shares were issued at a fair value of $96,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $12,000 for the period ended August 31, 2004 and $20,000 for the period ended May 31, 2004 and recorded deferred compensation of $64,000 to be charged to operations over the remainder of the term.

          On January 15, 2004 the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $72,000 for services to be rendered over a twelve month period. The Company charged to operations compensation expense of $18,000 for the period ended August 31, 2004 and $9,000 for the period ended May 31, 2004 and recorded deferred compensation of $45,000 that will be charged to operations over the remainder of the term.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

8.   Common Stock (continued)

     (d)  Non-Cash Consideration (continued)

          On March 10, 2004, the Company issued 100,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $70,500 for services to be rendered over a one-year period. The Company charged to operations compensation expense of $17,500 for the period ended August 31, 2004 and $17,500 for the period ended May 31, 2004 and recorded deferred compensation of $35,000 that will be charged to operations over the remainder of the term.

          On May 15, 2004, the Board approved the issue of 300,000 shares of common stock for consulting services. These shares were issued during the period at an aggregate fair value of $87,000 for services to be rendered over a three-month period. The Company charged to operations compensation expense of $72,500 for the period ended May 31, 2004 and $14,500 for the period ended May 31, 2004.

          On July 15, 2004, the Company issued 400,000 shares of common stock having an aggregate fair value of $180,000 for consulting services to be rendered over a two-year period. During the period the Company charged to operations compensation expense of $11,250 and recorded deferred compensation expense of $168,750 that will be charged to operations over the remainder of the term.

          On July 28, 2004, the Company issued 250,000 shares of common stock having an aggregate fair value of $112,500 for consulting services rendered. The amount was charged to operations during the period.

          On August 4, 2004 the Company issued 80,000 shares of common stock having an aggregate fair value of $30,400 for consulting services rendered. $17,293 was used to settle debt and the remaining $13,107 was charged to operations.

(e)  Stock Purchase Agreement

          On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC ("Seaside"), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company's common shares at $0.46 per share, in exchange for shares of Seaside. Seaside has entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares it will receive as a result of this transaction for a period of one year from the closing date. The Company has agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the "lock-up" period. In full payment for our shares, Seaside will issue its shares to the Company equivalent to $1,177,970. Thirty percent of Seaside's shares will be held in escrow for one year following their issuance and in the event the per share market price of the Company's common stock at such time is less than the per share value of the Company's stock at the time of the closing, Seaside will be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to the Company at such time. The closing of this transaction is subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to October 29, 2004).

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(expressed in US dollars)

9.   Business Acquisition

          On January 2, 2004, the Company acquired certain operational business assets from Mystic for two promissory notes totaling CAD$100,000.

          The purchase price allocation was as follows:

                                                                      CAD$

          Inventory                                                   83,363
          Property and equipment                                      16,637
          -------------------------------------------------------------------

          Total purchase price                                       100,000
          -------------------------------------------------------------------


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

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We did not generate any revenue during the quarter ended August 31, 2004 and have only recognized revenue of $9,000 since inception. As at August 31, 2004, we have a working capital deficit of $1,526,000 and have accumulated operating losses of $4,560,000 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

We have decided to outsource manufacturing and completed a manufacturing contract with Natures Formulae of Kelowna, BC, Canada in September 2004. In addition to manufacturing our three core products, this agreement provides a facility to manufacture our all-natural spa line and increase the number of spa products to be marketed by us by adding some of Natures Formulae spa products. As a result, it was no longer necessary to use the spa product line of Mystic Mountain Body and Spa Products ("Mystic"). The Company and Mystic decided to terminate the purchase agreement, but have not yet settled the terms. In addition, it was determined that it would not be in our best interests to complete the agreement with the First Nations Band to manufacture the Mystic line of spa products, and we will refund the advances of CAD$102,000 received from the Band.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We are presently licensed to manufacture and distribute patented European skin care products, which were scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter the Neuroskin line of products through direct to consumer sales followed by penetration into the food, drug and mass distribution channels in the United States. The three flagship core products of the Neuroskin lines are FDA compliant. We have developed a business plan and have conducted research with respect to marketing the products.

We will initially seek to generate sales and begin building brand awareness by aggressively marketing these products through the Internet. The Internet is only one element in the overall business strategy. An integrated approach will ensure cohesive efforts support both online and offline sales and marketing strategies. A comprehensive marketing plan has been developed.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED AUGUST 31, 2004 ("2004") COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2003 ("2003")

We are in the development stage. We did not generate any revenue in 2004 and have only generated $9,000 of revenue since inception.

The net loss in 2004 was $607,000 ($0.03 per share) compared to a net loss of $417,000 ($0.02 per share) in 2003, an increase of $190,000. The increased loss is a reflection of our efforts to implement our business plan. We have intensified our fundraising activities. In addition, we have increased our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world.

In 2004, stock-based compensation for services provided to us, primarily in connection with advice on fundraising, totaled $404,000 compared to $113,000 in 2003, an increase of $291,000.

LIQUIDITY AND CAPITAL RESOURCES

During 2004 operations were financed through share subscriptions received of $320,000.

As of August 31, 2004, the Company had a cash balance of $104,000 and had a working capital deficit of $1,526,000.

Subsequent to August 31, 2004, additional subscriptions for common shares of $40,000 were received.

On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC ("Seaside"), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company's common shares at $0.46 per share, in exchange for shares of Seaside. Seaside has entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares it will receive as a result of this transaction for a period of one year from the closing date. The Company has agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the "lock-up" period. In full payment for our shares, Seaside will issue its shares to the Company equivalent to $1,177,970. Thirty percent of Seaside's shares will be held in escrow for one year following their issuance and in the event the per share market price of the Company's common stock at such time is less than the per share value of the Company's stock at the time of the closing, Seaside will be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to the Company at such time. The closing of this transaction is subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to October 29, 2004).

It is our intention through our fundraising activities to obtain sufficient funding to cover our working capital deficit and to finance our further development, marketing and promotion of our products, an investor relations program, and to secure additional products.

During 2004, we purchased $16,000 in computer equipment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2004, we had a working capital deficit of $1,526,000 and accumulated operating losses of $4,560,000 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

The financial statements have been prepared in accordance with United States generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from management's best estimates as additional information becomes available in the future.

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

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.


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

          None.

Item 3 -  Defaults Upon Senior Securities

          None.

Item 4 -  Submission of Matters to a Vote of Security Holders

          On August 23, 2004, the Company filed a Definitive Information Statement informing all shareholders of record that on May 1, 2004, 51% of the Company's shareholders approved an amendment to the Articles of Incorporation, increasing the Company's authorized shares from 25,000,000 to 100,000,000.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.



By:   /s/      Jack Farley           Chief Executive Officer, President   Dated:  October 15, 2004
    ----------------------------
      Jack Farley

By:   /s/      Charles Austin        Chief Financial Officer, Secretary   Dated:  October 15, 2004
    ----------------------------     and Director
      Charles Austin