Form 10QSB
period 2004-11-30
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-01-20
CIK 1092534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 19, 2005, we had 29,560,572 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.


For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.


                     AVVAA WORLD HEALTH CARE PRODUCTS, INC.
                              Financial Statements

                               Table of Contents

                                                                          Page #

Consolidated Balance Sheets                                                    1
As of November 30, 2004 and May 31, 2004

Consolidated Statements of Operations                                          2
Accumulated from June 3, 1998 Date of Inception to
November 30, 2004 and for the Three and Six Months
Ended November 30, 2004 and 2003

Consolidated Statements of Cash Flows                                          3
for the Six Months Ended November 30, 2004 and 2003

Notes to the Financial Statements                                           4-14



AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)


                                                                                        November 30,       May 31,
                                                                                            2004             2004
                                                                                             $                $

(unaudited) (audited)
Assets

Current Assets
   Cash and cash equivalents                                                                 10,764            42,787
   Amounts receivable                                                                         7,257                 -
   Inventory                                                                                220,859                 -
   Prepaid deposit                                                                            1,788                 -
-----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                        240,668            42,787

Patent Protection Costs (Note 3)                                                             11,378            11,378

Advance Royalty Deposits (Note 3)                                                           220,000           220,000

Property and Equipment (Note 4)                                                              20,414             8,246
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                492,460           282,411
=======================================================================================================================


Liabilities

Current Liabilities

   Accounts payable                                                                         557,454           588,291
   Accrued liabilities                                                                       13,305            14,990
   Due to related parties (Note 5)                                                        1,042,651           859,612
   Other advances (Note 6)                                                                  219,008           220,866
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         1,832,418         1,683,759
-----------------------------------------------------------------------------------------------------------------------


Going Concern Contingency and Commitments (Notes 1 and 8)
Subsequent Event (Note 9)

Stockholders' Deficit

Common  Stock  (Note 7) -  100,000,000  shares  authorized  at $0.001 par  value;  and
24,992,372 and 22,455,672 issued and outstanding respectively                                24,992            22,456

Additional Common Stock Subscribed (Note 7)                                                 529,833           249,040

Paid-in Capital                                                                           3,806,220         2,896,387

Deferred Compensation (Note 7)                                                             (487,656)         (568,531)

Accumulated Other Comprehensive Loss                                                       (113,471)          (47,661)

Deficit Accumulated During the Development Stage                                         (5,099,876)       (3,953,039)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                              (1,339,958)       (1,401,348)
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                 492,460           282,411
=======================================================================================================================




           The accompanying notes are an integral part of these consolidated financial statements

                                                       1



AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(Unaudited)

                                                           Accumulated
                                                               from
                                                           June 3, 1998
                                                       (Date of Inception)        Three Months Ended           Six Months Ended
                                                         to November 30,             November 30,                November 30,
                                                               2004               2004          2003          2004          2003
                                                                $                  $             $             $             $
Revenue                                                          9,409              -             -             -             -

Cost of Sales                                                    6,204              -             -             -             -

--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                     3,205              -             -             -             -
--------------------------------------------------------------------------------------------------------------------------------

Expenses

   General and Administrative

     Consulting                                              1,073,849        114,200       102,785       191,028       269,899
     Consulting - stock-based compensation                   1,739,098        188,401       124,909       591,911       238,346
     Depreciation                                               11,584          2,341         1,178         4,100         2,356
     Foreign exchange loss (gain)                               19,126         (5,051)            -        (3,938)            -
     Impairment of assets                                       79,520              -             -             -             -
     Interest                                                   41,496          2,885         3,215         5,654         5,273
     Office, telephone and rent                                 86,527         19,588         2,326        34,893         5,609
     Professional fees                                         263,233         21,068        12,986        33,680        17,212
     Transfer agent and regulatory fees                         18,624            397         1,269         1,718         1,524
     Travel                                                     43,061         13,296         1,888        25,318         2,475
--------------------------------------------------------------------------------------------------------------------------------

                                                             3,376,118        357,125       250,556       884,364       542,694
--------------------------------------------------------------------------------------------------------------------------------

   Selling and Marketing

     Consulting                                                886,056         90,350        91,705       146,790       196,628
     Promotion                                                  27,262         10,660         4,628        14,683         5,556
     Wages and benefits                                          5,824              -             -             -             -
--------------------------------------------------------------------------------------------------------------------------------
                                                               919,142        101,010        96,333       161,473       202,184
--------------------------------------------------------------------------------------------------------------------------------

   Research and Development

     Consulting                                                549,479         19,500        19,500        39,000        39,000
     Consulting - stock-based compensation                      62,000         62,000             -        62,000             -
     Health agency approvals                                   185,700              -             -             -             -
     Rent                                                       10,642              -             -             -             -
--------------------------------------------------------------------------------------------------------------------------------

                                                               807,821         81,500        19,500       101,000        39,000
--------------------------------------------------------------------------------------------------------------------------------


Net Loss for the Period                                     (5,099,876)      (539,635)     (366,389)   (1,146,837)     (783,878)
================================================================================================================================

Net Loss Per Share - Basic and Diluted                                          (0.02)        (0.02)        (0.05)        (0.04)
================================================================================================================================

Weighted Average Common Shares Outstanding                                 24,292,000    20,437,000    24,363,000    18,966,000
================================================================================================================================



           The accompanying notes are an integral part of these consolidated financial statements




AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(Unaudited)
                                                                                               Six Months Ended
                                                                                                 November 30,
                                                                                          2004                  2003
                                                                                            $                     $
Operating Activities
   Net loss for the period                                                                 (1,146,837)             (783,878)

   Adjustments to reconcile net loss to net cash used in operating activities

     Depreciation                                                                               4,100                 2,356
     Shares issued for payment of expenses                                                      9,300                     -
     Amortization of deferred compensation and other
     stock-based compensation                                                                 653,911               238,346

   Changes in operating assets and liabilities

     Amounts receivable                                                                        (7,257)                    -
     Inventory                                                                                (95,859)                    -
     Prepaid deposit                                                                           (1,788)                    -
     Accounts payable and accrued liabilities                                                  (6,529)              (14,860)
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                                        (590,959)             (558,036)
-----------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Purchase of property and equipment                                                         (17,168)                    -
   Advance royalty deposits                                                                          -              (25,000)
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                                         (17,168)              (25,000)
-----------------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from related parties                                                              183,039                78,807
   Other advances (repayments)                                                                 (1,858)                4,607
   Common share subscriptions received                                                        459,833                     -
   Issuance of common shares                                                                        -               511,218
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                     641,014               594,632
-----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash
equivalents                                                                                   (64,910)              (13,868)
-----------------------------------------------------------------------------------------------------------------------------

Change in Cash and Cash Equivalents                                                           (32,023)               (2,272)

Cash and Cash Equivalents - Beginning of Period                                                42,787                 4,290
-----------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                                                      10,764                 2,018
-----------------------------------------------------------------------------------------------------------------------------


Non-cash Investing and Financing Activities

   Advance royalty deposits payable                                                                 -                25,000
   Shares issued to settle debt                                                                48,033                     -
   Shares issued to pay for inventory                                                         125,000                     -
   Shares to be issued to settle debt included in
        subscriptions received                                                                      -               115,086
   Shares issued for consulting fees                                                          573,036                     -
   Shares to be issued for consulting fees included in
        subscriptions received                                                                      -                40,000
   Shares issued for payment of expenses                                                        9,300                     -
=============================================================================================================================

Supplemental Disclosures

   Interest paid                                                                                    -                     -
   Income taxes paid                                                                                -                     -


           The accompanying notes are an integral part of these consolidated financial statements

                                                        3


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)


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

     The Company is a global biotechnology company specializing in providing all natural, therapeutic skin care products. The Company intends to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world. The Company's mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. The Company is presently licensed to manufacture and distribute patented European skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. The Company intends to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The three flagship core products of the Neuroskin lines are FDA compliant. The Company has developed a business plan and conducted research with respect to marketing the products.

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2004, the Company has not recognized significant revenue, has a working capital deficit of $1,591,750 and has accumulated operating losses of $5,099,876 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


2.   Summary of Significant Accounting Principles

     (a)  Basis of Accounting

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in United States dollars.

     (b)  Principles of Consolidation

          These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mind Your Own Skin Products Inc., AVVAAA World Health Care Products (Canada) Ltd., and 648311 B.C. Ltd. All inter-company accounts and transactions have been eliminated.

     (c)  Year End

          The Company's fiscal year end is May 31.

     (d)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Principles (continued) (e) Inventory

     Raw materials are recorded at the lower of average cost and replacement cost and finished goods are recorded at the lower of average cost and net realizable value. The Company provides inventory reserves for estimated obsolescence on unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based on assumptions about future demand and market conditions. Shipping and handling costs are recorded as part of cost of sales. As at November 30, 2004, inventory consisted of raw materials.

     (f)  Property and Equipment

          Property and equipment is recorded at cost. Depreciation of computer equipment and moulds is computed on a straight-line basis using an estimated useful life of three years.

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

     (h)  Foreign Currency Translation

          The functional currency of the Company's Canadian subsidiaries is the Canadian dollar. The financial statements of these subsidiaries are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and weighted average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). Foreign currency transaction gains and losses are included in current operations.

     (i)  Revenue Recognition

          Revenue is derived from the sale of personal care products sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin No. 104; "Revenue Recognition in Financial Statements". Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

          In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

     (j)  Other Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the six months ended November 30, 2004 and 2003, the Company's comprehensive loss was $1,211,747 and $797,746, respectively, which included other comprehensive loss resulting from foreign currency translation in the amounts of $64,910 and $13,868 respectively.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

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

     (l)  Use of Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's best estimates as additional information becomes available in the future.

     (m)  Financial Instruments

          The fair values of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities, due to related parties and other advances were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

     (o)  Recent Accounting Pronouncements

          In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company's financial condition or results of operations.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Principles (continued)

     (o)  Recent Accounting Pronouncements (continued)

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations. See Note 2(p) for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations. (p) Stock-based Compensation

          The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

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

          The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123", to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Principles (continued)

     (p)  Stock-based Compensation

          The pro forma information for the three and six months ended November 30, 2004 and 2003 is presented below.

                                                                  Three Months Ended            Six Months Ended
                                                                    November 30,                  November 30,
                                                                  2004         2003          2004           2003
                                                                   $            $              $              $
                                                                     (unaudited)                 (unaudited)
           Net loss -- as reported                                (539,635)    (366,389)    (1,146,837)      (783,878)
           Add: Stock-based compensation expense included in
             net loss -- as reported                               250,401      124,909        653,912        238,346
           Deduct: Stock-based compensation expense
             determined under fair value method                   (250,401)    (124,909)      (936,502)      (238,346)
           -----------------------------------------------------------------------------------------------------------

           Net loss -- pro forma                                  (539,635)    (366,389)    (1,429,427)      (783,878)
           -----------------------------------------------------------------------------------------------------------

           Net loss per share (basic and diluted) -- as
           reported                                                  (0.02)       (0.02)         (0.05)         (0.04)
           Net loss per share (basic and diluted) -- pro forma       (0.02)       (0.02)         (0.06)         (0.04)

          Among other factors, the Black-Scholes option-pricing model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation. For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the vesting period of the underlying instruments. For the six months ended November 30, 2004, the fair value of options granted using the Black-Scholes option-pricing model was determined using the following assumptions:

          Expected dividend yield                                    0%
          Risk-free interest rate                         3.16 to 3.85%
          Expected volatility                                       40%
          Expected option life (in years)                       3 to 5

     (q)  Interim Financial Statements

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

3.   Advance Royalty Deposits and Related License Agreements

     Pursuant to two separate license agreements entered into on September 1, 1999 and February 1, 2004, the Company has been granted by the inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received approval from the US Food and Drug Administration ("FDA") as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products have been renewed and will be activated 30 days prior to initial sales in Canada The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, Netherlands, Belgium, Luxembourg and Lithuania.

     The original registrant for the various approvals was the inventor and licensor. During the year ended May 31, 2004, the various approvals have been transferred to reflect the Company as the manufacturer and owner. The inventor retains the licensing rights to the products.

     The agreements provide for joint ownership of all applicable patents, pending patents, patent applications, trademarks, copyright, secret processes, formulae, technical data and other scientific and technical information that has been secured.

     Terms of the license agreements call for total advance royalty payments of $220,000, which have been paid in full. The licensor will be entitled to royalties on the sale of products by the Company at a rate of approximately 7% of sales. The term of the agreements are for thirty years with automatic renewal rights.

     A total amount of $11,378 has been paid to protect certain Canadian patent rights for the Neuroskin product. These costs will be amortized to operations once sales of Neuroskin products begin which management anticipates will be in December of 2005

4.   Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation.

                                                                               November 30,
                                                                                   2004          May 31, 2004
                                                                               Net Carrying      Net Carrying
                                                              Accumulated         Value              Value
                                                   Cost       Depreciation     (unaudited)         (audited)
                                                     $             $                $                  $
     Computer equipment                             17,167           2,643            14,524                  -
     Moulds                                         14,136           8,246             5,890              8,246
     ------------------------------------------- ---------- - ------------- - --------------- - ----------------

                                                    29,639          10,889            20,414              8,246
     ------------------------------------------- ---------- - ------------- - --------------- - ----------------

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

5.   Related Party Advances and Transactions

                                                                                  November 30, 2004   ay 31, 2004
                                                                                     (unaudited)       (audited)
                                                                                          $          M     $

     (a)  Advances
          (i) Shield-Tech Products Inc.                                                     470,398        410,277
          (ii)Directors and/or officers and other related party                             572,253        449,335
     --------------------------------------------------------------------------------------------------------------

                                                                                          1,042,651        859,612
     --------------------------------------------------------------------------------------------------------------

          (i) Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company's behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

          (ii) The advances from directors and/or officers are unsecured, without fixed repayment terms and non-interest bearing.

     (b)  Transactions

          Six directors/officers were paid $144,321 for the six months ended November 30, 2004 (2003 - $289,000) for consulting services rendered. The total amount owing to these directors/officers as at November 30, 2004 is $510,045.

     (c)  Promissory Notes

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

          The purchase price allocation was as follows:

                                                         CAD$

Inventory                                                 83,363
Property and equipment                                    16,637
-----------------------------------------------------------------

Total purchase price                                     100,000
-----------------------------------------------------------------

          The Company and Mystic decided to terminate the agreement but have not yet settled the terms. As at May 31, 2004, the Company wrote off all the assets it acquired from Mystic totaling $79,520. As of November 30, 2004, the balance due of $62,208 is included in amounts due to directors and officers.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

6.   Other Advances

     (a) The Company received advances from a non-related party totaling $114,000 to assist in research and development. The advance is currently payable, is unsecured and accrues interest at prime plus 1% per annum. Interest of $3,990 was accrued and charged to operations for the six-month period ended November 30, 2004, (2003 - $3,990). As of November 30, 2004, $36,043 of interest has been accrued on these advances and is included in other advances.

     (b) On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In 2004 the Company received CAD$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance is non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the advances to the Band. During the period ended November 30, 2004 the Company repaid CAD$20,000 of the Band's advances, leaving a balance owing at November 30, 2004 of $68,965 (CAD$82,000).

7.   Common Stock

     (a)  Authorized Shares

          On May 1, 2004, the Board and the stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000, with no change in par value.

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

          On May 10, 2004, the Company offered a private placement subscription for up to 2,000,000 units (subsequently increased to 2,200,000) (the "May Offering") of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.45. As at November 30, 2004, the Company had received $529,833 in subscriptions. Subsequent to November 30, 2004 the Company received an additional $11,000 in cash subscriptions. No fees were attached to this private placement. (Refer to Note 9.)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

7.   Common Stock (continued)

     (c)  Stock Options

          On June 1, 2004, the Board of Directors approved a stock option plan for a maximum of 3 million shares, to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the services of the Company. The option price is set at 100% of the fair market value of the common stock at the date of issue, except in the case of the President, where the option price is set at 110% of the fair market value. The term of the options, once granted, is not to exceed five years.

          On December 2, 2002 the Company registered 1,450,000 common stock options exercisable at $0.45 per share under an S-8 Registration Statement.

          On June 25, 2004 the Company registered 3,000,000 common stock options exercisable at $0.29 per share under an S-8 Registration Statement.

The following table summarizes the continuity of the Company's stock options:

                                                                                       Weighted
                                                                                       average
                                                                                       exercise
                                                                   Number of            price
                                                                    shares                $
          Outstanding, May 31, 2003 (audited)                                 -                 -
          Granted                                                       225,000              0.87
          ----------------------------------------------------------------------------------------

          Outstanding, May 31, 2004 (audited)                           225,000              0.87
          Granted                                                     3,100,000              0.29
          ----------------------------------------------------------------------------------------

          Outstanding, November 30, 2004 (unaudited)                  3,325,000              0.33
          ----------------------------------------------------------------------------------------

          Exercisable at end of period                                3,325,000              0.33
          ----------------------------------------------------------------------------------------

          Additional information regarding options outstanding as at November 30, 2004 is as follows:

                                                Outstanding                                  Exercisable
                           ------------------------------------------------------  ---------------------------------
          Exercise prices    Number of      Weighted average   Weighted average    Number of sharesWeighted average
                                                remaining
                                            contractual life    exercise price                      exercise price
                 $            shares             (years)               $                                  $
             0.70-1.00             225,000                 0.02             0.87            225,000            0.87
             0.28-0.42           3,100,000                 4.26             0.29          3,100,000            0.29
                           -----------------------------------------------------------------------------------------

                                 3,325,000                 4.28             0.33          3,325,000            0.33
                           -----------------------------------------------------------------------------------------

     During the six month period ended November 30, 2004, 3,100,000 share options were granted at exercise prices ranging from $0.28 to $0.42. The terms of these options range from three to five years. The fair value of these options at the date of grant of $371,430 was estimated using the Black-Scholes option-pricing model with an expected life of three to five years, a risk free interest rate of between 3.16% and 3.85%, a dividend yield of 0%, and an expected volatility of 40%. Of the total fair value of $371,430, the value of the 600,000 options granted to consultants was estimated to be $88,840 and was expensed as consulting expense. The balance of $282,590, representing the cost of the 2,500,000 options granted to employees and directors, is included in pro-forma expense in Note 2(p).

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

7.   Common Stock (continued)

     (d)  Non-cash Consideration

          Shares issued for non-cash consideration were valued (1) based on the fair value of the services and/or goods provided when these amounts were more readily determinable than the value of the shares at the date of issue; and (2) based on the fair market value of the shares at the date of issue when their value was more readily determinable than the value of the services provided.

          On June 10, 2004, the Company issued 76,000 shares of common stock which were recorded at an aggregate fair value of $22,040 for settlement of debt.

          On June 29, 2004 the company issued 250,000 common shares which were recorded at an aggregate fair market value of $70,000 for consulting services. The amount was charged to operations during the period.

          On July 15, 2004, the Company issued 400,000 shares of common stock having an aggregate fair value of $180,000 for consulting services to be rendered over a two-year period. During the six month period ended November 30, 2004 the Company charged to operations compensation expense of $33,750 and recorded deferred compensation expense of $146,250 that will be charged to operations over the remainder of the term.

          On July 28, 2004, the Company issued 250,000 shares of common stock having an aggregate fair value of $112,500 for consulting services rendered. The amount was charged to operations during the period.

          On August 4, 2004, the Company issued 80,000 shares of common stock having an aggregate fair value of $30,400 for consulting services rendered. Of this amount, $17,293 was used to settle debt and the remaining $13,107 was charged to operations.

          On September 23, 2004, the Company issued 30,000 shares of common stock having an aggregate fair value of $8,700 to settle amounts owing for consulting services rendered. Pursuant to the Company's agreement with this consultant, on December 1, 2004, the Company issued 20,000 additional shares of common stock having an aggregate value of $5,785 in order to settle amounts owing for consulting services that had not been fully paid with the initial issuance of 30,000 shares.

          On October 8, 2004, the Company issued 500,000 shares of common stock having an aggregate value of $125,000 as partial payment for inventory purchased.

          On October 24, 2004, the Company issued 300,000 shares of common stock for consulting services. The shares were recorded at an aggregate fair value of $84,000 for services to be rendered over a three-month period. The Company charged to operations compensation expense of $28,000 for the three months ended November 30, 2004 and recorded the balance of $56,000 as deferred compensation.

          On November 18, 2004, the Company issued 200,000 shares for consulting services. The shares were recorded at an aggregate fair market value of $62,000 which was charged to operations during the period.

          On November 18, 2004, the Company issued 30,000 common shares which were recorded at an aggregate fair market value of $9,300 for the payment of travel expenses.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2004
(expressed in U.S. dollars)

7.   Common Stock (continued)

     (e)  Stock Purchase Agreement

          On November 24, 2004, the Company issued 120,700 common shares which were recorded at an aggregate fair market value of $32,589 for consulting services. The amount was charged to promotion expense during the period.

          On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC ("Seaside"), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company's common shares at $0.46 per share, in exchange for shares of Seaside. Seaside has entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares it will receive as a result of this transaction for a period of one year from the closing date. The Company has agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the "lock-up" period. In full payment for our shares, Seaside will issue its shares to the Company equivalent to $1,177,970. Thirty percent of Seaside's shares will be held in escrow for one year following their issuance and in the event the per share market price of the Company's common stock at such time is less than the per share value of the Company's stock at the time of the closing, Seaside will be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to the Company at such time. The closing of this transaction is subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to March 31, 2005). The Company entered into this transaction to assist in financing its operations. Once this transaction is completed, the Company will have the ability to either; sell the Seaside shares on a prescribed formula basis not exceeding 10% per month or use the Seaside shares as collateral for a loan.

8.   Commitments

     In November 2004, the Company entered into a consulting agreement for marketing and public relations services and committed to a $2,500 a month consulting fee commencing December 2004 as well as the issuance of 244,000 restricted shares for each three months of service.

9.   Subsequent Event

     On December 15, 2004, the Company agreed to issue 36,800 units of its May Offering as payment for $9,200 worth of consulting services. (See Note 7(b))

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

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At the end of November 2004, we commenced manufacturing operations and launched a consumer web site to generate Internet sales on December 1, 2004. We did not generate any revenue during the quarter ended November 30, 2004. As at November 30, 2004, we have a working capital deficit of $ 1,591,750 and have accumulated operating losses of $5,099,876 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Manufacturing operations commenced in November 2004 at Natures Formulae manufacturing facility in Kelowna, British Columbia with the production of the three core products of the Neuroskin line. In addition, a consumer web site was launched on December 1, 2004 http://www.help4skincare.com. This consumer-orientated information and product purchase web site was developed specifically to open the direct to consumer sales channel.

On May 10, 2004, the Company offered a private placement subscription for up to 2,000,000 units (subsequently increased to 2,200,000) of the Company at a purchase price of $0.25 per unit. Each unit will consist of one common share of the Company and one non-transferable share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.45. As at November 30, 2004, the Company had received $529,833 in subscriptions. Subsequent to November 30, 2004 the Company received an additional $11,000 in cash subscriptions and agreed to issue 36,800 units as payment for $9,200 worth of consulting services.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED NOVEMBER 30, 2004 ("2004") COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2003 ("2003")

Manufacturing operations commenced at the end November 30, 2004 and a consumer web site was launched on December 1, 2004, to enable the commencement of sales through the Internet, and through fax and mail orders.

The net loss in 2004 was $539,635 ($0.02 per share) compared to a net loss of $366,389 ($0.02 per share) in 2003, an increase of $173,346. The increased loss is a reflection of our efforts to implement our business plan. We have intensified our fundraising activities. In addition, we have increased our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world.

In 2004, stock-based compensation for consulting services provided to us, primarily in connection with advice on fundraising, totaled $188,401 compared to $124,909 in 2003, an increase of $63,492. Expenses related to research and development consulting totaled $81,500 in 2004 compared to $19,500 2003. Included in the $81,500 was $62,000 for shares issued in exchange for consulting services. Office, telephone and rent expense was $19,588 in 2004 compared to $2,326 in 2003, an increase of $17,262.

LIQUIDITY AND CAPITAL RESOURCES

During 2004 operations were financed through subscriptions received for common shares totaling $459,833.

As of November 30, 2004, the Company had a cash balance of $10,764 and had a working capital deficit of $1,591,750.

At November 30, 2004 we had inventory, principally raw materials, totaling $220,859.

It is our intention through our fundraising activities to obtain sufficient funding to cover our working capital deficit and to finance our further development, marketing and promotion of our products, an investor relations program, and to secure additional products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2004, we had a working capital deficit of $ 1,591,750 and accumulated operating losses of $ 5,099,876 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

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

Item 3. Controls and Procedures
-------------------------------

Management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. Subsequent to the completion of the evaluation of the Principal Executive Officer and Principal Financial Officer, we retained the accounting firm of Dale Matheson Carr' Hilton Labonte Charter Accountants on December 15, 2004 to assist us in our internal preparation and review of our financial data.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.



By:   /s/      Jack Farley           Chief Executive Officer, President   Dated:  January 19, 2005
    ----------------------------
      Jack Farley

By:   /s/      Charles Austin        Chief Financial Officer, Secretary   Dated:  January 19, 2005
    ----------------------------     and Director
      Charles Austin