Form 10QSB
period 2005-02-28
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-04-19
CIK 1092534

                U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26715

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-395714
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 335, 3018 Schaeffer Road

Falkland, BC Canada V0E 1W0

(Address of principal executive offices) (Zip Code)\

(250) 379-2727

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 19, 2005, we had 38,593,072 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31,2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	February 28,	May 31,
	2005 $	2004 $
	(unaudited)	(audited)
Assets

Current Assets

Cash	10,848	42,787
Amounts receivable	8,366	–
Inventory	213,366	–
Prepaid expenses	25,827	–

Total Current Assets	258,407	42,787

Patent Protection Costs (Note 3)	11,378	11,378

Advance Royalty Deposits (Note 3)	219,796	220,000

Property and Equipment (Note 4)	18,017	8,246

Website Development Costs (Note 5)	8,917	–

Total Assets	516,515	282,411

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	582,048	588,291
Accrued liabilities	17,151	14,990
Due to related parties (Note 6)	1,155,723	859,612
Other advances (Note 7)	218,516	220,866

Total Liabilities	1,973,438	1,683,759

Commitments (Note 9)
Subsequent Events (Note 10)

Stockholders’ Deficit

Common Stock (Note 8) – 100,000,000 shares authorized at $0.001 par value; and 32,634,872 and 22,455,672 issued and outstanding respectively	32,635	22,456

Additional Common Stock Subscribed (Note 8)	–	249,040

Additional Paid-in Capital	5,422,702	2,896,387

Deferred Compensation (Note 8)	(1,252,761)	(568,531)

Accumulated Other Comprehensive Loss	(90,632)	(47,661)

Deficit Accumulated During the Development Stage	(5,568,867)	(3,953,039)

Total Stockholders’ Deficit	(1,456,923)	(1,401,348)

Total Liabilities and Stockholders’ Deficit	516,515	282,411

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. Dollars)

(unaudited)

	Accumulated
	From
	June 3, 1998
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
	2005 $	2005 $	2004 $	2005 $	2004 $

Revenue	14,614	5,205	9,409	5,205	9,409

Cost of Sales	8,772	2,568	6,619	2,568	6,619

Gross Profit	5,842	2,637	2,790	2,637	2,790

Expenses

General and Administrative

Consulting	1,161,144	75,787	123,214	278,323	393,113
Consulting – stock-based compensation	1,975,886	248,296	136,812	828,699	375,158
Depreciation	15,691	4,107	2,564	8,207	4,920
Foreign exchange loss (gain)	20,596	1,470	(798)	(2,468)	(798)
Gain on settlement of debt	(9,155)	(9,155)	–	(9,155)	–
Impairment loss on assets	79,520	–	–	–	–
Interest	46,174	4,678	2,467	10,332	7,740
Office, telephone and rent	110,257	23,730	15,925	58,623	21,534
Professional fees	284,377	21,144	6,465	54,824	23,677
Transfer agent and regulatory fees	21,786	3,162	3,758	4,880	5,282
Travel	44,852	1,791	3,371	27,109	5,846

	3,751,128	375,010	293,778	1,259,374	836,472

Selling and Marketing

Consulting	962,385	76,329	99,456	223,119	296,084
Promotion	26,942	(320)	5,768	14,363	11,324
Wages and benefits	6,006	182	5,824	182	5,824

	995,333	76,191	111,048	237,664	313,232

Research and Development

Consulting	569,906	20,427	19,500	59,427	58,500
Consulting – stock-based compensation	62,000	–	–	62,000	–
Health agency approvals	185,700	–	–	–	–
Rent	10,642	–	–	–	–

	828,248	20,427	19,500	121,427	58,500

Net Loss for the Period	(5,568,867)	(468,991)	(421,536)	(1,615,828)	(1,205,414)

Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustment	(90,632)	22,839	(24,807)	(42,971)	10,939

Comprehensive Loss	(5,659,499)	(446,152)	(446,343)	(1,658,799)	(1,194,475)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.02)	(0.06)	(0.06)

Weighted Average Common Shares Outstanding	27,936,000	21,175,000	25,386,000	19,702,000

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended
	February 28	February 29
	2005 $	2004 $
Operating Activities

Net loss for the period	(1,615,828)	(1,205,414)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization of advance royalty deposit	204	–
Depreciation	8,207	4,920
Amortization of deferred compensation and other stock-based compensation	890,699	375,158
Shares issued for payment for expenses	9,300	–
Gain on settlement of debt	(9,155)	–

Changes in operating assets and liabilities

Amounts receivable	(8,366)	(378)
Inventory	(88,366)	–
Prepaid expenses	(25,827)	–
Accounts payable and accrued liabilities	112,298	56,186

Net Cash Used In Operating Activities	(726,834)	(769,528)

Investing Activities

Website development costs	(9,728)	–
Purchase of property and equipment	(17,167)	–
Advance royalty deposits	–	(25,000)

Net Cash Used In Investing Activities	(26,895)	(25,000)

Financing Activities

Advances from related parties	296,111	228,081
Advances to/from non-related parties	(2,350)	43,541
Issuance of common shares	471,000	511,218

Net Cash Provided by Financing Activities	764,761	782,840

Effect of Exchange Rate Changes on Cash	(42,971)	10,939

Change in Cash	(31,939)	(749)

Cash – Beginning of Period	42,787	4,290

Cash – End of Period	10,848	3,541

Non-cash Investing and Financing Activities

Fair value of stock options granted	88,840	–
Advance royalty deposits payable	–	25,000
Shares issued to settle debt	107,225	–
Shares to be issued to settle debt included in subscriptions received	–	115,086
Promissory notes issued to acquire assets	–	78,785
Shares issued to purchase inventory	125,000	–
Shares issued for consulting services	1,486,089	265,000
Shares issued for payment of expenses	9,300	–

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

AVVAA World Health Care Products, Inc. (the “Company”) was incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 the Company completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of the Company’s issued common shares. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. Certain directors and officers of MYOSP became directors and officers of the Company. These financial statements are a continuation of MYOSP.

The Company is a global biotechnology company specializing in providing all natural, therapeutic skin care products. The Company intends to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world. The Company’s mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. The Company is presently licensed to manufacture and distribute patented European skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. The Company intends to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels in the United States. The three flagship core products of the Neuroskin lines are FDA compliant. The Company has developed a business plan and conducted research with respect to marketing the products.

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2005, the Company has not recognized significant revenue, has a working capital deficit of $1,715,031 and has accumulated operating losses of $5,568,867 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company’s fiscal year end is May 31.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Inventory

Raw materials are recorded at the lower of average cost and replacement cost and finished goods are recorded at the lower of average cost and net realizable value. The Company provides inventory reserves for estimated obsolescence on unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based on assumptions about future demand and market conditions. Shipping and handling costs are recorded as part of cost of sales. As at February 28, 2005, inventory consisted of finished goods and raw materials.

(f)	Property and Equipment

Property and equipment is recorded at cost. Depreciation of computer equipment and moulds is computed on a straight-line basis using an estimated useful life of three years.

(g)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs are being amortized based on their estimated useful life over three years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

(h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(i)	Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. The financial statements of these subsidiaries are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and weighted average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in current operations.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
(j)	Revenue Recognition

Revenue is derived from the sale of personal care products sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin No. 104; “Revenue Recognition in Financial Statements”. Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

(k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

(l)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(m)	Use of Estimates

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

(n)	Financial Instruments

The fair values of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities, due to related parties and other advances were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
(o)	Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

(p)	Stock-based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123”, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The pro forma information for the three and nine months ended February 28, 2005 and 2004 is presented below.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2005 $	2004 $	2005 $	2004 $
	(unaudited)		(unaudited)

Net loss – as reported	(468,991)	(421,536)	(1,615,828)	(1,205,414)
Add: Stock-based compensation expense included in net loss – as reported	248,296	136,812	890,699	375,158
Deduct: Stock-based compensation expense determined under fair value method	(248,296)	(136,812)	(1,173,289)	(375,158)

Net loss – pro forma	(468,991)	(421,536)	(1,898,418)	(1,205,414)

Net loss per share (basic and diluted) – as reported	(0.02)	(0.02)	(0.06)	(0.06)
Net loss per share (basic and diluted) – pro forma	(0.02)	(0.02)	(0.07)	(0.06)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
(p)	Stock-based Compensation (continued)

Among other factors, the Black-Scholes option-pricing model considers the expected life of the option and the expected volatility of the Company’s stock price in arriving at an option valuation. For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the vesting period of the underlying instruments. For the nine months ended February 28, 2005, the fair value of options granted using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.16 to 3.85%
Expected volatility	40%
Expected option life (in years)	3 to 5
(q)	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations. See Note 2(p) for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
(r)	Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

3.	Advance Royalty Deposits and Related License Agreements

Pursuant to two separate license agreements entered into on September 1, 1999 and February 1, 2002, the Company has been granted by the inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received approval from the US Food and Drug Administration (“FDA”) as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products have been renewed and will be activated 30 days prior to initial sales in Canada. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, Netherlands, Belgium, Luxembourg and Lithuania.

The original registrant for the various approvals was the inventor and licensor. During fiscal 2004, the various approvals have been transferred to reflect the Company as the manufacturer and owner. The inventor retains the licensing rights to the products.

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

A total amount of $11,378 has been paid to protect certain Canadian patent rights for the Neuroskin product. These costs are being amortized to operations based on commencement of sales Neuroskin products in December 2005

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

4.	Property and Equipment
			February 28, 2005	May 31, 2004
			Net Carrying	Net Carrying
	Cost	Accumulated Depreciation	Value (unaudited)	Value (audited)
	$	$	$	$

Computer equipment	17,167	3,862	13,305	–
Moulds	14,136	9,424	4,712	8,246

	31,303	13,286	18,017	8,246

5.	Website Development Costs
			February 28, 2005	May 31, 2004
			Net Carrying	Net Carrying
	Cost	Accumulated Depreciation	Value (unaudited)	Value (audited)
	$	$	$	$

Website development costs	9,788	811	8,917	–

6.	Related Party Advances and Transactions
	February 28, 2005 (unaudited) $	May 31, 2004 (audited) $

(a) Advances

(i) Shield-Tech Products Inc.	453,428	410,277
(ii) Directors and/or officers and other related party	702,295	449,335

	1,155,723	859,612
(i)

Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company’s behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

(ii)	The advances from directors and/or officers are unsecured, without fixed repayment terms and non-interest bearing.

(b)	Transactions

Six directors/officers were paid $149,193 for the nine months ended February 28, 2005 (2004 - $449,000) for consulting services rendered.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

6.	Related Party Advances and Transactions (continued)
(c)	Promissory Notes

On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) (“Mystic”), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included inventory, property and equipment, including all intellectual property and intangible assets of Mystic. In return, the Company issued two promissory notes totalling CAD$100,000 to the owner of Mystic due on April 30, 2004. Both promissory notes are non-interest bearing and unsecured.

The purchase price allocation was as follows:

CAD$

Inventory	83,363
Property and equipment	16,637

Total purchase price	100,000

The Company and Mystic decided to terminate the agreement but have not yet settled the terms. As at May 31, 2004, the Company wrote off all the assets it acquired from Mystic totalling $79,520. As of February 28, 2005, the balance due of $62,208 is included in amounts due to directors and officers.

7.	Other Advances
(a)

The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advance is currently payable, is unsecured and accrues interest at prime plus 1% per annum. Interest of $5,985 was accrued and charged to operations for the nine-month period ended February 28, 2005, (2004 - $5,985). As of February 28, 2005, $38,038 of interest has been accrued on these advances and is included in other advances.

(b)

On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received CAD$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance is non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the advances to the Band. At February 28, 2005 the Company repaid CAD$20,000 of the Band’s advances, leaving a balance owing at February 28, 2005 of $66,478 (CAD$82,000).

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

8.	Common Stock
(a)	Authorized Shares

On May 1, 2004, the Board and the stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000, with no change in par value.

(b)	Private Placements

In fiscal 2004, the Company issued 3,230,471 units at $0.25 per unit for proceeds of $684,918 in cash and $122,585 in debt settlement. Each unit consisted of one common share of the Company and one non-transferable share purchase warrant. Each warrant is exercisable within two years of the date of issuance to the purchaser at a price of $0.45 per share during the first twelve months and $0.40 per share for the remaining twelve months.

On December 15, 2004, the Company issued 2,200,000 units at $0.25 per unit for proceeds of the $541,000 ($70,000 was received as at May 31, 2004) and for $9,000 for consulting services rendered. Each unit consists that of one common share of the company and one non-transferable share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.45 per share.

(c)	Stock Options
(i)	On November 27, 2002, 1,450,000 common shares were received pursuant to a stock option plan for officers, directors, key employees and consultants.
(ii)

On June 1, 2004, the Board of Directors approved a stock option plan for a maximum of 3,000,000 shares, to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the services of the Company. The option price is set at 100% of the fair market value of the common stock at the date of issue, except in the case of the President, where the option price is set at 110% of the fair market value. The term of the options, once granted, is not to exceed five years.

(iii)

On June 24, 2004, the Company granted 2,800,000 stock options to various employees and outside consultants at an exercise price of $0.28 per share (except 1,000,000 stock options granted to the President and CEO, which has an exercise price of $0.31 per share). The stock options expire on June 24, 2009.

(iv)	On July 10, 2004, the Company granted 100,000 stock options to a director at an exercise price of $0.42 per share expiring on July 9, 2009.
(v)

On July 29, 2004, the Company entered into an agreement with a consultant to help raise financing. The Company is to pay the consultant a 7% finder’s fee on the total proceeds received by the Company, which is attributable to the consultant. The consultant has the option to receive this finder’s fee in cash or equity of the Company. The consultant was also granted 200,000 stock options at an exercise price of $0.38 per share expiring in three years.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

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

On July 15, 2004, the Company issued 400,000 shares of common stock having an aggregate fair value of $180,000 for consulting services to be rendered over a two-year period. During the nine month period ended February 28, 2005, the Company charged to operations compensation expense of $56,250 and recorded deferred compensation expense of $123,750 that will be charged to operations over the remainder of the term.

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

On September 23, 2004, the Company issued 30,000 shares of common stock having an aggregate fair value of $8,700 to settle debt.

On October 8, 2004, the Company issued 500,000 shares of common stock having an aggregate fair value of $125,000 as partial payment for inventory purchased.

On October 22, 2004, the Company issued 300,000 shares of common stock for consulting services. The shares were recorded at an aggregate fair value of $84,000 for services to be rendered over a three-month period. The amount was charged to operations during the period.

On November 18, 2004, the Company issued 200,000 shares at an aggregate fair value of $62,000 for research and development consulting services rendered. The amount was charged to operations during the period.

On November 18, 2004, the Company issued 30,000 common shares at an aggregate fair value of $9,300 for the payment of travel expenses.

On November 24, 2004, the Company issued 120,700 common shares at an aggregate fair value of $32,589 for consulting services rendered. The amount was charged to operations during the period.

On December 1, 2004, the Company issued 20,000 shares of common stock having an aggregate fair value of $5,600 for consulting services rendered. Of this amount, $3,412 was used to settle debt and the remaining $2,188 has been recorded as a loss on debt settlement.

On December 16, 2004, the Company issued 950,000 common shares for consulting services to be rendered over a four-year period. The shares were recorded at an aggregate fair market value of $228,000. For the period ended February 28, 2005, the Company charged to operations compensation expense of $11,875 and recorded deferred compensation of $216,125 that will be charged to operations over the remainder of the term.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

8.	Common Stock (continued)
(d)	Non-cash Consideration (continued)

On December 20, 2004, the Company issued 800,000 common shares having an aggregate fair value of $232,000 for consulting services to be rendered. During the period ended February 28, 2005, the Company charged to operations compensation expense of $48,333 and recorded deferred compensation of $183,667 that will be charged to operations over the remainder of the term.

On January 20, 2005, the Company issued 600,000 common shares at an aggregate fair value of $132,000 for consulting services to be rendered. During the period ended February 28, 2005, the Company charged to operations compensation expense of $16,500 and recorded deferred compensation of $115,500 that will be charged to operations over the remainder of the term.

On January 20, 2005, the Company issued 100,000 shares at an aggregate fair value of $22,000 for consulting services rendered. The amount was charged to operations during the period.

On February 3, 2005 the Company issued 372,500 common shares for the settlement of debt in the amount of $74,668. The aggregate fair market value of $63,325 has been applied to reduce the outstanding debt and the remaining balance $11,343 recorded as a gain on debt settlement.

On February 8, 2005, the Company issued 100,000 common shares to three employees at an aggregate fair market value $17,000 for services to be rendered. For the period ended February 28, 2005, the Company charged to operations compensation expense $2,125 and recorded deferred compensation of $14,875 that will be charged to operations over the remainder of the term.

On February 28, 2005, the Company issued 2,500,000 shares to a consultant for services to be rendered over a twelve-month period. The aggregate fair market value of $375,000 has been recorded as a deferred compensation and will be charged to operations beginning on March 1, 2005.

(e)	Stock Purchase Agreement

On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC (“Seaside”), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company’s common shares at $0.46 per share, in exchange for shares of Seaside. Seaside has entered into a “lock-up” agreement with the Company pursuant to which it has agreed not to trade the Company’s shares it will receive as a result of this transaction for a period of one year from the closing date. The Company has agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the “lock-up” period. In full payment for our shares, Seaside will issue its shares to the Company equivalent to $1,177,970. Thirty percent of Seaside’s shares will be held in escrow for one year following their issuance and in the event the per share market price of the Company’s common stock at such time is less than the per share value of the Company’s stock at the time of the closing, Seaside will be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to the Company at such time. The closing of this transaction is subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to March 31, 2005). The Company entered into this transaction to assist in financing its operations. Once this transaction is completed, the Company will have the ability to either; sell the Seaside shares on a prescribed formula basis not exceeding 10% per month or use the Seaside shares as collateral for a loan. The Company has delivered  2,677,500 shares to its legal counsel to be held in escrow pending closing of this transaction at which time these shares will be recorded as issued common shares.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

9.	Commitments
(a)

In November 2004, the Company entered into a consulting agreement for marketing and public relations services for $2,500 a month commencing in December 2004. In addition, the Company is to issue 244,000 restricted common shares for each three months of service.

(b)

On December 20, 2004 the Company entered into a consulting agreement and agreed to pay a 5% commission on sales to customers introduced by the consultant. In addition, the Company will issue 200,000 common shares for each new product marketed by the consultant. The new products are not to exceed one for every two months.

(c)

On January 10, 2005, the Company entered into a consulting agreement and agreed to pay a 2% sales commission on sales to customers introduced by the consultant. In addition, the Company will issue 150,000 common shares for each new product marketed by the consultant. The Company will also to pay a 5% commission on sales generated by the new products in year one dropping by 1% per year to a commission of 1% in year five. The consultant can also earn a 7.5% finder’s fee on any financing raised for the Company.

(d)

On January 20, 2005, the Company entered into a five-year agreement with a company for marketing and distribution services. The Company is to issue 1,900,000 common shares for the first year. The Company will pay a retainer fee of $10,000 plus $5,000 per month. The marketing company will earn a 15% commission on sales generated in its distribution channels. The Company will issue 400,000 common shares for each new product marketed by the marketing company.

(e)

On February 8, 2005, the Company approved the issuance of stock options to a consultant to purchase 100,000 common shares of the Company at $0.20 per share once the first sale to a customer introduced to the Company by the consultant has been completed. The options will expire five years from the date of issue. In addition, the consultant will receive a commission of 2% on sales introduced to the Company.

10.	Subsequent Events
(a)	On March 1, 2005 the Company issued 100,000 common shares to settle debt of $15,000.

(b)	On March 3, 2005, the Company issued 1,010,000 common shares to settle total debt of $197,162 owing to officers, directors and employees.
(c)

On March 7, 2005, the Board of Directors approved the 2005 Stock Option Plan for a maximum of 2,000,000 shares, to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the services of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(d)

On March 7, 2005, the Board of Directors granted a total of 1,400,000 options under the 2005 Stock Option Plan to various officers, directors, employees and consultants at an exercise price of $0.14 per share expiring on March 6, 2010.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

10.	Subsequent Events (continued)
(e)	On March 15, 2005, the Company issued 150,000 common shares to be recorded at an aggregate fair value of $22,500 for legal fees to be rendered.
(f)

On April 5, 2005, the Company completed a financing agreement for $1,100,000. Under the agreement the Company will issue a $1,100,000 convertible note. The note is convertible into common shares of the Company over a twelve-month period on a formula basis. The conversion price is based on the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. In addition the company will issue four series of share purchase warrants totaling 12,100,000. Of this amount, 4,400,000 warrants are exercisable at $0.20 per share, 3,300,000 warrants are exercisable at $0.25 per share, 2,200,000 warrants are exercisable at $0.35 per share, and 2,200,000 warrants are exercisable at $0.45 per share. The warrants expire in five years and are callable by the Company when the market price is 200% of the exercise price. The Company is committed to filing an SB-2 Registration Statement with the SEC. There are penalty provisions for the Company should the filing not become effective within 120 days. There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is committed to a due diligence fee of 9% and paying the legal fees of the lender relating to this transaction totaling $15,000.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

MANAGEMENT’S DISCUSSION

OVERVIEW

We were incorporated on June 3, 1998 in the State of Nevada. On June 28, 2002we completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of our issued common shares. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. Certain directors and officers of MYOSP became our directors and officers. These financial statements are a continuation of MYOSP.

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

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We commenced manufacturing operations and launched a consumer web site to generate Internet sales on December 1, 2004. We generated $5,205 of sales during the quarter ended February 28, 2004. As at February 29, 2005, we have a working capital deficit of $1,715,031 and have accumulated operating losses of $5,568,867 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty..

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We are presently licensed to manufacture and distribute patented European skin care products, which were scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter the Neuroskin line of products through direct to consumer sales followed by penetration into the food, drug and mass distribution channels in the United States. The three flagship core products of the Neuroskinlines are FDA compliant. We have developed a business plan and have conducted research with respect to marketing the products.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 28, 2005 (“2005”) COMPARED

TO THE THREE MONTHS ENDED FEBRUARY 28, 2004 (“2004”)

Manufacturing operations commenced at the end November 30, 2004 and a consumer web site was launched on December 1, 2004, to enable the commencement of sales through the Internet, and through fax and mail orders.

The net loss in 2005 was $1,615,828 ($ 0.06 per share) compared to a net loss of $1,205,414 ($0.06 per share) in 2004, an increase/decrease of $410,414.The increased Loss is a reflection of our efforts to implement our business plan. We have intensified our fundraising activities. In addition, we have increased our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world.

In 2005, stock-based compensation for consulting services provided to us, primarily in connection with advice on fundraising, totaled $890,699 compared to $375,158 in 2004, an increase/decrease of $515,541. Consulting fees totaled $560,869 in 2005 compared to $747,697 in 2004 for a decrease of $186,828 as more consultants were paid with shares than in the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

During 2005 operations were financed through subscriptions received for common shares totaling $471,000.

As of February 28, 2005, the Company had a cash balance of $10,848 and had a working capital deficit of $1,715,031.

At February 28, 2005 we had inventory, principally raw materials, totaling $213,366.

On April 5, 2005, the Company completed a financing agreement for $1,100,000. Under the agreement the Company will issue a $1,100,000 convertible note. The note is convertible into common shares of the Company over a twelve-month period on a formula basis. The conversion price is based on the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. In addition the company will issue four series of share purchase warrants totaling 12,100,000. Of this amount, 4,400,000 warrants are exercisable at $0.20 per share, 3,300,000 warrants are exercisable at $0.25 per share, 2,200,000 warrants are exercisable at $0.35 per share, and 2,200,000 warrants are exercisable at $0.45 per share. The warrants expire in five years and are callable by the Company when the market price is 200% of the exercise price. The Company is committed to filing an SB-2 Registration Statement with the SEC. There are penalty provisions for the Company should the filing not become effective within 120 days. There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is committed to a due diligence fee of 9% and paying the legal fees of the lender relating to this transaction totaling $15,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2005, we had a working capital deficit of $1,715,031 and accumulated operating losses of $5,568,867 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

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

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Revenue is derived from the sale of personal care products sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104; “Revenue Recognition in Financial Statements”. Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Item 3. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of February 28, 2005 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulation; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)      Changes in internal controls

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending February 28, 2005 and there were no such control actions taken during the quarterly period ending February 28, 2005.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

On December 20, 2004, we issued 500,000 shares of our common stock to Jerry A. Moore for consulting services rendered to us. The issuance was valued at $145,000 or $.29 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Mr. Moore was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Moore had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On January 20, 2005, we issued 350,000 shares of our common stock to David J. Larson for consulting services rendered to us. The issuance was valued at $77,000 or $.22 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Mr. Larson was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Larson had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On February 5, 2005, we issued 322,500 shares of our common stock to Clearbridge Capital Corp. for consulting services rendered to us. The issuance was valued at $63,325 or $.20 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Clearbridge Capital Corp. was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Clearbridge Capital Corp. had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On February 8, 2005, we issued an aggregate of 100,000 shares of our common stock to three employees as follows, each for compensation: Ruth Brennan - 50,000 shares; Diana Byskov - 25,000 shares; and Stephanie Tambellini - 25,000 shares. The issuances were valued at $17,000 in the aggregate or $.17 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Ms. Brennan, Byskov and Tambellini each was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Ms. Brennan, Byskov and Tambellini each had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By: /s/ Jack Farley	Chief Executive Officer, President	Dated: April 19, 2005
Jack Farley

By: /s/Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: April 19, 2005