Form 10QSB/A
period 2005-02-28
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-06-09
CIK 1092534

                U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 9 , 2005, we had 38,593,072 shares of common stock outstanding, $0.001 par value.

EXPLANATION OF AMENDED FILING: THIS FORM 10-QSB IS BEING AMENDED IN FOOTNOTE 10 AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION TO CLARIFY THE DESCRIPTION OF THE COMPANY'S RECENT FINANCING.

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
(f)

On April 5, 2005, the Company completed a financing agreement for $1,100,000. Under the agreement, the Company will issue a $1,100,000 convertible note. The note is convertible into common shares of the Company over a twelve-month period on a formula basis. The conversion price is based on the average of the three lowest closing prices of the Company's common stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The maximum conversion price is $0.20. For example, using conversion prices of $0.20 and $0.09 per share as examples, the minimum number of common shares which would be issued on the conversion of the note would be 4,400,000 shares, and at a conversion price of $0.09 would be 12,222,222. In addition, the Company will issue four series of share purchase warrants. The Class A Warrants are exercisable at $0.20 per share, the Class A Warrants are exercisable at $0.25 per share, the Class C Warrants are exercisable at $0.30 per share and the Class D Warrants are exercisable at $0.45 per share. Using the conversion price of $0.20, the minimum number of total warrants to be issued is 12,100,000. Using a conversion price of $0.09, as an example, the total number of warrants to be issued would be 36,666,667. The warrants expire in five years and are callable by the Company when the market price is 200% of the exercise price. The Company is committed to filing an SB-2 Registration Statement with the SEC. There are penalty provisions for the Company should the filing not become effective within 120 days. There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is committed to a due diligence fee of 9% and paying the legal fees of the lender relating to this transaction totaling $15,000.

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

On April 5, 2005, we completed a financing agreement for $1,100,000. Under the agreement, we will issue a $1,100,000 convertible note. The note is convertible into our common shares over a twelve-month period on a formula basis. The conversion price is based on the average of the three lowest closing prices of our common stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. . Thereafter, there is no minimum conversion price. The maximum conversion price is $0.20. For example, using conversion prices of $0.20 and $0.09 per share as examples, the minimum number of common shares which would be issued on the conversion of the note would be 4,400,000 shares, and at a conversion price of $0.09 would be 12,222,222. In addition, we will issue four series of share purchase warrants totaling 12,100,000. The Class A Warrants are exercisable at $0.20 per share, the Class A Warrants are exercisable at $0.25 per share, the Class C Warrants are exercisable at $0.30 per share and the Class D Warrants are exercisable at $0.45 per share. Using the conversion price of $0.20, the minimum number of total warrants to be issued is 12,100,000. Using a conversion price of $0.09, as an example, the total number of warrants to be issued would be 36,666,667. The warrants expire in five years and are callable by us when the market price is 200% of the exercise price. We are committed to filing an SB-2 Registration Statement with the SEC. There are penalty provisions for us should the filing not become effective within 120 days. There are specific provisions for use of proceeds and penalties should we vary more than 5% for each individual item specified on the use of proceeds. We are committed to a due diligence fee of 9% and paying the legal fees of the lender relating to this transaction totaling $15,000.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By: /s/ Jack Farley	Chief Executive Officer, President	Dated: June 9 , 2005
Jack Farley

By: /s/Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: June 9 , 2005