Form 10KSB
period 2005-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-09-13
CIK 1092534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

Commission File Number 0-31611

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-395714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 335, 3018 Schaeffer Road

Falkland, BC Canada V0E 1W0

(Address of principal executive offices) (Zip Code)

(250) 379-2727

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended May 31, 2005:	$13,021

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 9, 2005, was: $5,017,099

Number of shares of the registrant’s common stock outstanding as of September 13, 2005 is: 38,593,072

Transfer Agent for the Company is:	Signature Stock Transfer, Inc.
2301 Ohio Drive, Suite 100
Plano, Texas 75093

===========================================================================

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

About Us

We were incorporated on June 3, 1998, in the State of Nevada. We have generated mineral revenues to date, and in accordance with SFAS #7, are considered a development stage company.

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

Pursuant to an Agreement and Plan of Merger (the “Acquisition Agreement”) effective September 12, 2000, we acquired 100% of all the issued and outstanding shares of common stock of Anmore Management Inc., a Delaware corporation, for $90,000 and 10,000 of our shares valued at a nominal $10. On May 22, 2002, we and Anmore Management Inc. agreed to reduce the cash settlement of the Acquisition Agreement to $40,000 from $90,000. The acquisition was approved by the Board of Directors and a majority of the shareholders of both Anmore Management Inc. and us on September 12, 2000. Upon effectiveness of the acquisition, we elected to become the successor issuer to Anmore Management Inc. for reporting purposes under the Securities Exchange Act of 1934 (“the Act”) and elect to report under the Act effective September 12, 2000. Anmore Management Inc. assumed the name Sierra Gigante Resources, Inc. Our officers and directors became the officers and directors of Anmore Management Inc. The $40,010 was treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was to allow us to report under the Act by way of reorganization.

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

On the Effective Date, Raymond Merry resigned as our President and Chief Executive Officer, but remained as our director until September 26, 2002 when James MacDonald replaced him. William G. Davenport resigned as our director. The following persons became members of our board of directors: John Farley, Charles Austin and Dr. Mark Alden. Mr. Farley also became President and Chief Executive Officer and Mr. Austin also became Chief Financial Officer and Secretary.

The Share Exchange was approved by the unanimous consent of the Board of Directors of Sierra Gigante, 648311 and MYOSP on June 28, 2002. At such time, we changed our name to AVVAA World Health Care Products, Inc.

On June 28, 2002, pursuant to the terms of the MYOSP transaction, we completed a reverse split of our common stock on a 5 for 1 basis, such that every five shares of common stock issued and outstanding immediately prior to the reverse split was changed into one share of fully paid common stock.

Business Plan

We are a global biotechnology company specializing in providing all natural, therapeutic skin care products. We intend to manage the manufacturing, distribution, marketing and sale of health-care products throughout the world.

Our mission is to provide to the public medically safe, natural, non-toxic health-care products. Specifically, products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. We are presently licensed to manufacture and distribute patented European skin care products which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter Neuroskin line of products through mass marketing food and drug channels in the United States. The four flagship core products of the Neuroskin lines are FDA compliant, meaning the Federal Drug Administration has reviewed and approved our formulations and its’ labeling. There are no further registration requirements to be able to sell our products in the United States. We have conducted research with respect to marketing the products.

Our flagship products are Neuroskin Spray, Dermac and ItchX. These products are registered FDA compliant products for over-the-counter pharmaceutical sales and also for cosmetic skin care sales. These products are ready to be manufactured, distributed and marketed worldwide. Two other FDA compliant products Nail Fit and Razor-Rash will be launched as complementary products.

Pursuant to two separate license agreements, we have been granted, by the inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received US FDA approvals as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products are in the process of renewal. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania.

The agreements provide for the joint ownership of all applicable patents and patents pending, patent applications, trade marks, copyright, secret processes, formulae, technical data and other scientific and technical information has been secured.

Terms of the license agreements call for total advance royalty payments of $220,000. The licensor will be entitled to royalties on the sale of products by us at a rate of approximately 7% of sales. We have paid $220,000. The term of the agreements are for thirty years with automatic renewal rights.

The original registrant for the various approvals was the inventor, Gerd Thorne and licensor, Stalwart United Participations Limited.

An amount of $10,000 was paid to protect certain Canadian patent rights for the Neuroskin product. These costs will be amortized to operations once sales of Neuroskin products begin.

We intend to globally market, manufacture and distribute over-the-counter, non-toxic, all natural skin care products to control specific skin disorders including eczema, psoriasis, dermatitis, acne and various other types of skin conditions.

The initial launch of products will take place in the United States. Markets in Canada and the rest of North and South America, and the Caribbean will be launched in Years 4 and 5.

To carry out our marketing strategies, we will concentrate on a strong relationship with consumer and channel customers to drive sales in the market areas of direct consumer, institutional, mainstream retail & specialty merchants, private brand and cosmetic companies, and health and natural food stores. The core products will be initially introduced throughout the United States followed by the rest of the Americas and the world. Contacting of both pharmaceutical sales and marketing specialists, as well as manufacturing and distribution, companies has been ongoing.

Our major goal is to provide a better quality of life for our customers by relieving the severe and underlying pain caused by skin disorders while at the same time generating substantial returns for investors.

On January 2, 2004, we completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) (“Mystic”), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included inventory, property and equipment, including all intellectual property and intangible assets of Mystic. In return, we issued two promissory notes totaling CAD$100,000 to the owner of Mystic due on April 30, 2004. Both promissory notes are non-interest bearing and unsecured. Both parties decided to terminate the agreement but have not yet settled the terms. We wrote-off all the assets we acquired from Mystic totaling $79,520, as of May 31, 2004.

On December 22, 2003, we entered into a Letter of Commitment to participate in a Joint Venture with First Nations Band (the "Band"). According to the terms of the Agreement, the Joint Venture was to be owned 51% by the Band and 49% by us. We were to have contributed all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. We were also to have provided its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The Band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 was refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan, the remaining CAD$4,898,000 was to be advanced according to the approved schedule in the start-up plan. The parties decided not to proceed with the Joint Venture, and to date, the Company has repaid CAD$30,000, leaving a balance owed of CAD$72,000.

On July 23, 2004, we entered into a Stock Purchase Agreement with Seaside Investments PLC, a private London investment company, for the purchase by the investment company of US$1,177,970 of our common shares at $.46 per share, in exchange for shares of Seaside Investments PLC. Based on this, we issued Seaside Investments PLC 2,677,500 shares of our common stock, which is currently being held in escrow. We entered into a "lock-up" agreement with us pursuant to which it agreed not to trade the AVVAA shares it received as a result of this transaction for a period of one year from the closing date. The closing of this transaction is subject to certain contingencies, including the listing of the investment company shares on the London Stock Exchange on or before September 30, 2004. To date, this has not occurred and we intend to terminate this transaction and request the return of the 2,677,500 shares issued to Seaside Investments PLC.

MATERIAL AGREEMENTS

License Agreements

In September 1999, Mind Your Own Skin Products, Inc. (which is our subsidiary now) signed a license agreement with Stalwart United Participations Limited to obtain a license for various human and animal skin care products. A subsequent agreement was signed in February 2002. The agreements are for certain human health care products, human skin care products, animal health care products and animal skin care products.. The original license fee was $110,000. The territory granted is the entire world except for Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania. “Neuro Skin” is the United States trademark for our products. It is registration number 2,235,063 with the United States Patent and Trademark office. In March 2005, our trademark counsel filed certain declarations to maintain this trademark.

The Company is obligated to pay out 7% of sales to the inventor on marketing goals of 2 million dollars in sales in year one, 4 million in year two, 6 million in year 3, and 8 million in year four from the start up date of Jan 1, 2005. To minimize the risk the Company has prepaid $220,000 in Royalty advances.

Summit Laboratories, Inc.

This agreement was executed in February 2005. This agreement is for Summit to manufacture the Neuroskin Spray and Dermac Acne product for us. The term of the agreement is for 2 years and will automatically renew for additional 2 year period unless either party provides notice of termination at least 30 days prior to termination of the term.

Natures Formulae Health Products Ltd.

This agreement was executed in September 2004. This agreement is for Natures Formulae to manufacture and bottle the Neuroskin Spray and dermac Acne product for us. It is a non-exclusive manufacturing agreement They will require a 50% deposit on all orders we place with them. It is for a term of 2 years.

Crossfire Network, Inc.

This agreement was executed in January 2005. It provides for Crossfire to market and sell our products. The agreement is effective until February 2010. Crossfire’s compensation is as follows: (1) $10,000 per month on February 2005 and an additional $10,000 per month thereafter during the term of the agreement; (ii) 1,900,000 shares of our common stock; (iii) if we introduce any new products into the market, an additional 400,000 shares; and (iv) 15% gross commission on the sales of our products.

APRIL 2005 FINANCING

On April 5, 2005, we completed a financing agreement by signing a subscription agreement for a maximum of $1,100,000. The initial closing was for financing of $660,000 of the $1,100,000 for which we issued a convertible promissory note. The initial funding was undertaken as follows: (i) Alpha Capital Aktiengesellschaft - $270,000; Platinum Partners Value Arbitrage Fund LP - $270,000; JM Investors, LLC - $90,000; Osher Capital Inc. - $30,000. Under the subscription agreement, we will receive the remaining $440,000 upon the effectiveness of our registration statement, and at that time, we will issue a convertible promissory note for that amount. The note is convertible into our common shares over a twelve-month period on a formula basis. The conversion price is based on the average of the three lowest closing prices of our common stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The maximum conversion price is $0.20. The investors in the financing shall not be entitled to convert the promissory note if such conversion would result in any investor solely owning more than 4.99% of our outstanding shares of common stock. In addition, we issued four series of share purchase warrants. The Class A Warrants are exercisable at $0.20 per share, the Class B Warrants are exercisable at $0.25 per share, the Class C Warrants are exercisable at $0.30 per share, and the Class D Warrants are exercisable at $0.45 per share. The warrants expire in five years and are callable by us when the market price is 200% of the exercise price. We are committed to filing this SB-2 Registration Statement with the SEC. There are penalty provisions for us should the filing not become effective within 120 days. There are specific provisions for use of proceeds and penalties should we vary more than 5% for each individual item specified on the use of proceeds. We are committed to a due diligence fee of 9% and paying the legal fees of the lender relating to this transaction totaling $15,000.

NASD INQUIRY

On March 23, 2005, we received an inquiry from the staff of the Market Regulation department of the NASD regarding our trading activity. The inquiry consisted of 13 questions about our outstanding contracts and business operations. We subsequently responded to the NASD inquiry with all required documentation. We have not received any further inquiries from the NASD.

EMPLOYEES

As of September 13, 2005, we have eight employees. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We have entered into employment contracts with our employees.

Our management team combines more than 80 years of corporate management, and sales and marketing experience with strong emphasis in financial accounting, pharmaceutical and banking experience. The medical research team is comprised of world-renowned medical professionals in the fields of dermatology and radiation oncology.

ITEM 2. DESCRIPTION OF PROPERTY

AVVAA’s corporate office is currently located at the home of our President, Chief Executive Officer and Director, John Farley at 3018 Schaeffer Road, Falkland, British Columbia, Canada. Mr. Farley does not charge us any rent or other fees for the use of this space.

As of December 2004, our administration and sales office has been located at Unit 4, 4602- 31st Street, Vernon, British Columbia, Canada. The office, meeting facilities, and warehouse consist of 1,500 square feet lease at a rate of approximately $8.00 (USD) per square foot or $1,000 (USD) per month, all utilities and goods and services taxes included.

On August 30, 2005, we completed the purchase of an office building at 1710 Shuswap Ave, Lumby, British Columbia, V0E 2G0 which will become the Company's head office. The Company purchased the office building for $325,000(Canadian dollars) and paid brokerage, loan and acceptance fees totaling $36,125 (Canadian dollars). The Company financed the purchase with mortgages totaling $350,000 (Canadian dollars). A first mortgage of $211,250(Canadian dollars) the first bearing interest at 9.95% with a term of twelve months and a second mortgage of $138,750(Canadian dollars) for a one year term bearing interest of 15% per annum.

ITEM 3. LEGAL PROCEEDINGS

Barbara Smith, our former Executive Vice President of Sales and Marketing, had improperly registered certain domain names in her name instead of ours. We contacted legal counsel regarding this to try to obtain control over such domain names and web sites. As of today, we have regained editing control of help4skincare.com and avvaa.com domain names and web sites. The registered ownership of the domain names is still registered in her name, or her consulting company’s name, e-Clarity Consulting Inc. Both domain names are due for renewal in 2008 and control of such domain names and web sites may be lost if ownership is not given to us. In addition, the following domain names have been improperly registered to either Ms. Smith or e-Clarity Consulting Inc.: help4animalcare.com, help4skincare.com, help4psoriaris.com, help4animalskincare.com, help4eczema.com, help4dermatitis.com, help4itchyskin.com, dermaluster.com, dermalustre.com, and sooaway.com. Ms. Smith refuses to transfer the registered ownership and control of these domain names to us. We have instructed legal counsel to commence legal proceedings seeking injunctive and other relief, recovery of full legal ownership and control of all domain names. The legal proceedings have not yet commenced. Ms. Smith stopped coming to work in December 2004 and we took the position that she quit. She made efforts for us to terminate her, but we did not do so. Through her legal counsel, she has threatened legal proceedings for unpaid deferred wages and unpaid benefits provided in her agreement with us. In April 2005, we gave Ms. Smith notice that her options had expired.

Other than noted above, there is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

I-4

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 13, 2005 there were approximately 186 shareholders of record of our common stock. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol “AVVW.”

The reported high and low bid prices for our common stock are shown below for each quarter since February 23, 2001. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period	HIGH BID	LOW BID

2001

First Quarter from February 23, 2001	.156	.05
Second Quarter	.18	.10
Third Quarter	1.40	.11
Fourth Quarter	1.25	.125

2002

First Quarter	.60	.10
Second Quarter	.90	.135
Third Quarter	.88	.36
Fourth Quarter	.70	.30

2003

First Quarter	.65	.28
Second Quarter	.50	.31
Third Quarter	.56	.34
Fourth Quarter	.51	.30

2004

First Quarter	.77	.32
Second Quarter	.64	.22
Third Quarter	.53	.25
Fourth Quarter	.38	.20

2005

First Quarter	.26	.13
Second Quarter	.19	.09
Third Quarter to September 13, 2005	.18	.09

DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION

This report contains forward-looking statements. The words, “anticipate”, “believe”, expect”, “plan”, “intend”, “estimate”, “project”, “could”, “may”, “foresee”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements.

OVERVIEW

We were incorporated on June 3, 1998 in the State of Nevada. On June 28, 2002, we completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of our issued common shares. This share issuance resulted in a reverse takeover of us by the shareholders of MYOSP. Certain directors and officers of MYOSP became our directors and officers. The financial statements included in this registration statement are a continuation of MYOSP (date of inception March 25, 1999).

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

In September 1999, Mind Your Own Skin Products, Inc. (which is our subsidiary now) signed a license agreement with Stalwart United Participations Limited to obtain a license for various human and animal skin care products. A subsequent agreement was signed in February 2002. The agreements are for certain human health care products, human skin care products, animal health care products and animal skin care products.. The original license fee was $110,000. The territory granted is the entire world except for Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania. “Neuro Skin” is the United States trademark for our products. It is registration number 2,235,063 with the United States Patent and Trademark office. In March 2005, our trademark counsel filed certain declarations to maintain this trademark.

The Company is obligated to pay out 7% of sales to the inventor on marketing goals of 2 million dollars in sales in year one, 4 million in year two, 6 million in year 3, and 8 million in year four from the start up date of Jan 1, 2005. The Company has prepaid $220,000 in royalty advances as required by the license agreement.

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

As of May 31, 2005, we have a working capital deficit of $1,804,746 and have accumulated operating losses of $7,174,639 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Key trend and analytical points on the potential effects of known trends.

Avvaa management has studied trends in the aging population and the widespread problem of Skin Diseases. The emotional and social consequences of skin disease are often profound and life altering. “In cases where psoriasis plaques are visible, patients can suffer severe humiliation and depression; some even withdraw from society and become isolated. In one study, 75% of patients reported that psoriasis undermined their confidence. Another study reported that 8% felt their life was not worth living”. 1 Dr. Iona Ginsburg, MD, Associate Clinical Professor of Psychiatry in Dermatology at New York’s Columbia-Presbyterian Medical Center, wrote in a 1995 journal article: “Psoriasis is a disease that, in attacking the skin, attacks the very identity of the individual. Many patients have to deal on a daily basis with shame, guilt, anger and fear of being thought dirty and infectious by others”

•	Seventeen million (17 million) Americans have acne (*The National Institute of Arthritis and Musculoskeletal and Skin Diseases).

•

There are 7 million people living in the United States that are affected by some form of psoriasis. Approximately two hundred and fifty thousand new cases are reported each year. (*Well-Connected Report, 1999 Nidus Information Services Inc., June 1999).

•

“Skin problems are exceedingly common: 30% of Americans have dermatological conditions requiring a physician’s care. Moreover, the skin and its appendages (the hair and nails) play a paramount role in our psychological makeup.” (*Cecil Textbook of Medicine 20th edition, 1996).

_________________________

11999 Nidus Information Services, Inc. Well-Connected Report: Psoriasis. June 1999

•	Over 16 million people living in the United States are affected by eczema (*The National Institute of Arthritis and Musculoskeletal and Skin Diseases).

•

*Research by the National Psoriasis Association, the USA Dermatologist Association and other institutions indicate that close to $4 billion is spent on treatments for psoriasis, eczema, and acne per year.

•	“85% of the US population between ages 12-25 develop some form of acne.” (*FDA Consumer Report, “On the Teen Scene” section of WebMD Health).

•	The psoriasis market is continuing to grow with the aging population and affects between 0.5% - 3% of the world’s population, (*Well-Connected Report, 1999 Nidus Information Services Inc., June 1999).

•

*Forrester Research states in their article “B2B Healthcare Spending Shifting Online” (Jan. 2000), “Over-the-counter drugs, health and beauty aids will contribute $1.9 billion and $900 million, respectively, to the online retail category.”

•	The market size for the health and natural food store market tops 9,245 stores in USA with sales reaching $14 billion in 2000. (*source: www.marketresearch.com)

Because of these growing trends AVVAA management has set site on these Primary Target Markets and Secondary Target Markets.

Primary

•	Individuals suffering with psoriasis, eczema and acne and various other skin diseases;
•	Pharmacy Retail outlets;
•	Mainstream and Specialty Drug and Food Chain outlets; and
•	Institutions – hospitals, clinics, prisons.

Secondary

•	Private brand companies;
•	Cosmetic companies; and
•	Health and Natural Food Store Market.

In addition to the direct AVVAA employee’s, and to insure that AVVAA can sell through to the Primary and Secondary markets the following actions have been taken:

1)

Crossfire Network Inc. was hired as a consultant / Independent Contractor in January of 2005 for the sole purpose of assisting and executing the sales plan in conjunction with AVVW. Crossfire Network personnel and associates have a strong track record of sales and marketing on a global basis that positions products on retail shelves, which will assist in accomplishing AVVW’s sales targets in the Primary Markets. Additionally, Crossfire Network Inc. will place products with the Health and Natural Food Store Markets. Crossfire has the necessary associates and reputation to accomplish the AVVAA sales objectives. One of Crossfire’s principal’s is Jim Walgreen Jr., who of course has the Walgreen’s business contacts, but also will be instrumental in placing the AVVAA products on other mass retail shelves.

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

Manufacturing operations commenced in November 2004 at Natures Formulae manufacturing facility in Kelowna, British Columbia with the production of the three core products of the Neuroskin line. In addition, a consumer web site was launched on December 1, 2004, which can be viewed at http://www.help4skincare.com. This consumer-orientated information and product purchase web site was developed specifically to open a direct line to consumer sales channel.

On August 30, 2005, the Company completed the purchase of a building and property in Lumby, British Columbia to serve as the head office.

Restatement of May 31, 2004 Financial Statements

The Company has restated its consolidated financial statements for the year ended May 31, 2004. The Company is restating the financial statements to reflect the fair value of stock options granted to outside consultants. Amounts previously included in additional common stock subscribed were reclassified to common stock and additional paid-in capital as the shares relating to these amounts were issued and outstanding as at May 31, 2004.

There was no change to the basic and diluted net loss per share resulting from the restatement.

In addition to the restatements noted above, certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company’s financial statements.

RESULTS OF OPERATIONS FOR YEAR ENDED MAY 31, 2005 (“2005”) COMPARED TO THE YEAR ENDED MAY 31, 2004 (“2004”)

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2005 was $3,145,775 ($ 0.11 per share) compared to a net loss of $2,306,783($0.11 per share) in 2004, an increase of $838,992. Contributing to the increase losses is an increase in interest expense of 315,331. Of this amount, $213,941 relates to expensing the intrinsic value of the beneficial conversion feature of the convertible debt issued on April 5, 2005, $68,436 was for the accretion of the debt discount, and the balance is interest expense relates on the convertible note. In addition, the impairment loss on assets increased by $151,858, as the company fully provided for the advance royalty deposits of $220,000 and patent protection costs of $11,378. Research and development expenses increased by $113,742. Selling, general and administrative expenses increased by $264,149, is a result of our increased efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world.

Consulting fees paid to management and to consultants for advice in obtaining funding for us and for marketing assistance in 2005 totaled $538,696 compared to $616,500 in 2004, a decrease of $77,804.

In 2005, stock-based compensation for services provided to us totaled $1,409,986 compared to $1,053,670 in 2004, an increase of $356,316 which was attributable to increased services for marketing assistance.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, operations were financed by the following material sources of funds; proceeds from the issuance of common shares totaling $471,000, proceeds from the issuance of convertible debentures of $660,000 and funds advanced from related net of repayments to related parties of $316,023. These were the primary contributors to the cash used in our operations totaling $ 1,194,594. In addition, cash was expended on costs relating to the financing totaling $105,050.

As of May 31, 2005, we had cash and cash equivalents of $ 112,995 and had a working capital deficit of $ 1,804,746.

As of May 31, 2005 we had inventory, consisting of raw materials ($57,893) and finished goods ($159,877).

On April 5, 2005, the Company completed financing agreements totalling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The notes are secured by a grant of a general security interest in all of the Company’s assets both tangible and intangible

On April 5, 2005, the Company completed financing agreements totalling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The notes are secured by a grant of a general security interest in all of the Company’s assets both tangible and intangible

The Company is to issue four series of share purchase warrants assuming the complete conversion of the notes issued on April 5, 2005 at a conversion price determined by dividing the convertible notes by the lesser of $0.16 or 80% of the volume weighted average price of the common stock for the thirty trading days preceding April 5, 2005 as follows: Class A warrants equivalent to the number of shares issued on the convertible note exercisable at $0.20 per share; Class B warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.25 per share; Class C warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.30 per share; and Class D warrants equivalent to 50% of the number shares issued on the convertible note exercisable at $0.45 per share. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price.

The Company has received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement (“SB-2”) with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes.

On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class B warrants pertaining to the $660,000 in convertible notes issued. The remaining warrants will be issued upon the receipt of the additional financing of $440,000 as described above.

In accordance with EITF 00-27 and EITF 98-5 the proceeds of the issuance have been allocated among the convertible debt and the warrants based upon their relative fair values. The fair value of the 12,375,000 warrants issued was determined to be $1,376,080 by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 4.07% and an expected volatility of 111%. The fair value of the convertible debt has been determined to be $660,000. As a result, the pro-rata fair value of the warrants has been determined to be $446,059 and the debt $213,941. The intrinsic value of the beneficial conversion feature has been determined to be $213,941. The intrinsic value has been expensed as interest expense in the period and the value of the warrants will be expensed over the period and accreted to the debt. During the period $68,436 has been accreted to the debt and $8,101 has been recorded as interest payable on the debt.

The Company paid deferred finance fees of $114,550 on this convertible financing and accrued an additional amount of $50,000 in deferred finance fees payable. During the year ended May 31, 2005 $27,508 of the deferred finance fees have been charged to interest expense and the balance of $137,042 will be expensed over the remaining term of the convertible debt.

There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% of which is payable in cash and the other 50% will be payable in form of a convertible note with the same terms as above) and the legal fees of the lenders relating to these agreements totalling $15,000.

On August 1, 2005 the financing agreement was amended and the Company was advanced $140,000. The terms and conditions of the original agreement are unchanged except that the maximum conversion price for the convertible note was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Should the Company’s SB-2 filing with the SEC not become effective within 90 days of April 05, 2005 the penalty will be 5% for each 30 day delay, instead of the originally agreed penalty of 2%. There are specific provisions for the use of proceeds if the Company varies by more than 5% for each individual item specified on the use of proceeds. The Company is committed to paying the lenders’ legal fees with respect to the amendment of $3,000.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and apply those accounting policies in a consistent manner.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions. Assets, liabilities, revenue and expenses, and disclosure of contingent liabilities are affected by such estimates and assumptions. The most significant assumptions are employed in estimates used in determining values of inventories and intangible assets, as well as estimates used in applying the revenue recognition policy. We are subject to risks and uncertainties that may cause actual results to differ from those estimates, such as changes in the industry environment and competition. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory. Raw materials are recorded at the lower of cost and replacement cost and finished goods are recorded at the lower of cost and net realizable value. The Company evaluates inventory for estimated obsolescence based on the length of time the inventory has been unsold and on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their net realizable value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. We have only recently produced our inventory and started the sales process. We have no record of historical returns. We believe we will be able to realize our projected margins and recover our inventory costs; however, there is no assurance that this will be the case.

Intangible assets and other long-lived assets. We review our property and intangible assets for possible impairment on an annual basis whenever events of circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgment on the estimated useful lives of assets. Our estimate of future cash flows is critical to our ability to recover the value of our intangible and other long-lived assets. In particular, our licensing agreement has specific sales targets which we must meet under our licensing agreement. Should actual sales be lower than our projections there is a possibility that we would not meet the requirements of our licensing agreement.

Revenue recognition. Revenue is recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. This is generally at the time products are received by the customer. Until the Company can establish a history or returns, recognition of revenue will be deferred on sales to distributors who have right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates. We have only recently begun selling products to retail customers through the internet and have not developed a history of returns. Our retail customers are permitted to return our products for a refund. We have not to date, had any of our products returned. Once historical patterns are established, this will allow us to develop sales return allowances. At this time it will be necessary to reduce gross revenue for projected returns. To date we have not made any sales to distributors.

ITEM 7.	FINANCIAL STATEMENTS

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statement of Stockholders’ Equity	F–5

Notes to the Consolidated Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of AVVAA World Health Care Products, Inc. (the “Company”)

We have audited the accompanying consolidated balance sheets of the Company as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for the period from March 25, 1999 (date of inception) to May 31, 2005 and the years ended May 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of the Company, as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for the period from March 25, 1999 (date of inception) to May 31, 2005 and the years ended May 31, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations since inception, no source of revenues and a significant working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

As discussed in Note 16 to the consolidated financial statements, the Company has restated the financial statements for the year ended May 31, 2004 to reflect the fair value of stock options granted to outside consultants.

/s/ “Manning Elliott”

Chartered Accountants

Vancouver, Canada

September 9, 2005

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	May 31,	May 31,
	2005 $	2004 $
		(Restated -
		See Note 16)
Assets

Current Assets
Cash	112,995	42,787
Accounts receivable	7,584	-
Inventory (Note 3)	217,770	-
Prepaid expenses and deposits	98,795	-

Total Current Assets	437,144	42,787

Patent Protection Costs (Note 4)	-	11,378

Advance Royalty Deposits (Note 4)	-	220,000

Property and Equipment (Note 5)	18,170	8,246

Website Development Costs (Note 6)	6,511	-

Deferred Financing Fees (Note 7)	130,838	-

Total Assets	592,663	282,411

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	524,942	588,291
Accrued liabilities	78,841	14,990
Convertible notes, less unamortized discount of $377,623 (Note 7)	331,877	-
Due to related parties (Note 8)	1,094,835	859,612
Other advances (Note 9)	211,395	220,866

Total Current Liabilities	2,241,890	1,683,759

Commitments (Note 13)
Subsequent Events (Note 15)

Stockholders’ Deficit

Common Stock (Note 10) – 100,000,000 shares authorized at $0.001 par value; 35,794,872 and 22,455,672 issued and outstanding, respectively	35,795	23,082

Additional Common Stock Subscribed	-	70,000

Additional Paid-in Capital	6,897,286	3,150,626

Deferred Compensation (Note 10)	(1,319,725)	(568,531)

Accumulated Other Comprehensive Loss	(87,944)	(47,661)

Deficit Accumulated During the Development Stage	(7,174,639)	(4,028,864)

Total Stockholders’ Deficit	(1,649,227)	(1,401,348)

Total Liabilities and Stockholders’ Deficit	592,663	282,411

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. Dollars)

	Accumulated
	from
	March 25, 1999
	(Date of Inception)	Year Ended
	to May 31,	May 31,
	2005 $	2005 $	2004 $
			(Restated -
			See Note 16)

Sales	22,430	13,021	9,409

Cost of Sales	12,481	6,277	6,204

Gross Profit	9,949	6,744	3,205

Operating Expenses

Depreciation	18,466	10,982	6,098
Impairment loss on assets	310,898	231,378	79,520
Research and development (1)	976,253	269,432	155,690
Selling, general and administrative (1)	5,526,791	2,324,389	2,060,240

Total Operating Expenses	6,632,408	2,836,181	2,301,548

Net Loss from Operations	(6,822,459)	(2,829,437)	(2,298,343)

Debt Issue Costs	(23,712)	(23,712)	-

Interest Expense	(359,613)	(323,771)	(8,440)

Gain on Settlement of Debt	13,317	13,317	-

Other Income	17,828	17,828	-

Net Loss for the Period	(7,174,639)	(3,145,775)	(2,306,783)

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(87,944)	(40,283)	21,235

Comprehensive Loss	(7,262,583)	(3,186,058)	(2,126,508)

Basic and Diluted Net Loss Per Share		(0.11)	(0.11)

Weighted Average Common Shares Outstanding		27,477,000	20,156,000

(1) Stock-based compensation is included in the following:

Selling, general and administrative	2,576,998	1,353,986	1,053,670
Research and development	56,000	56,000	-

	2,632,998	1,409,986	1,053,670

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)	Accumulated from
	March 25, 1999
	(Date of Inception)	Year Ended May 31,
	to May 31,
	2005 $	2005 $	2004 $
			(Restated – see Note 16)
Operating Activities
Net loss for the period	(7,174,639)	(3,145,775)	(2,306,783)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation and other stock-based compensation	2,624,598	1,401,586	1,053,670
Depreciation	18,466	10,982	6,098
Gain on settlement of debt	(13,317)	(13,317)	-
Impairment loss on assets	310,898	231,378	79,520
Non-cash interest and debt issue costs	306,089	306,089	-
Recapitalization costs	(115,730)	-	-
Shares issued for expenses	8,400	8,400	-
Changes in operating assets and liabilities
Accounts receivable	(7,584)	(7,584)	-
Inventory	(97,770)	(97,770)	-
Prepaid expenses and deposits	(98,795)	(98,795)	-
Accounts payable and accrued liabilities	1,039,983	210,212	248,657
Net Cash Used In Operating Activities	(3,199,401)	(1,194,594)	(918,838)
Investing Activities
Website development costs	(7,798)	(7,798)	-
Patent protection costs	(11,378)	-	(1,378)
Purchase of property and equipment	(33,755)	(19,619)	-
Advance royalty deposits	(220,000)	-	(25,000)
Net Cash Used In Investing Activities	(272,931)	(27,417)	(26,378)
Financing Activities
Advances from (repayment to) others	211,395	(9,471)	80,920
Advances from related parties	1,933,947	546,430	561,832
Repayments to related parties	(562,658)	(230,407)	(261,494)
Proceeds from convertible notes	960,000	660,000	-
Debt issue costs	(105,050)	(105,050)	-
Proceeds from issuance of common stock	1,235,637	471,000	581,220
Net Cash Provided by Financing Activities	3,673,271	1,332,502	962,478
Effect of Exchange Rate Changes on Cash	(87,944)	(40,283)	21,235
Change in Cash	112,995	70,208	38,497
Cash – Beginning of Period	-	42,787	4,290
Cash – End of Period	112,995	112,995	42,787
Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	-	25,000
Shares issued to settle debt	430,631	196,393	226,550
Shares issued for convertible debenture conversions	300,000	-	-
Shares issued to purchase inventory	120,000	120,000	-
Promissory notes issued to acquire assets	73,346	-	73,346
Shares issued for consulting fees and services	2,889,303	1,941,803	938,500
Shares issued for expenses	9,000	9,000
Shares issued to settle related party debt	349,800	80,800	269,000

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc. (A Development Stage Company) Consolidated Statement of Stockholders’ Deficit (expressed in U.S. Dollars) (Restated – see Note 16)
	Common Stock		Additional Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares #	Amount $	Subscribed $	Capital $	Compensation $	Loss $	Deficit $	Total $

Balance – March 25, 1999 (Date of Inception)	1	–	–	–	–	–	–	–
Stock issued for cash pursuant to a private placement	10,125,000	10,125	–	(1,500)	–	–	–	8,625
Net loss for the period	–	–	–	–	–	–	–	–
Balance – May 31, 1999	10,125,001	10,125	–	(1,500)	–	–	–	8,625
Net loss for the year	–	–	–	–	–	–	(131,611)	(131,611)
Balance – May 31, 2000	10,125,001	10,125	–	(1,500)	–	–	(131,611)	(122,986)
Net loss for the year	–	–	–	–	–	–	(261,767)	(261,767)
(Balance – May 31, 2001	10,125,001	10,125	–	(1,500)	–	–	(393,378)	(384,753)
Stock issued for cash pursuant to a private placement	1,537,500	1,538	–	(257)	–	–	–	1,281
Stock issued pursuant to conversion of convertible debentures	450,000	450	–	299,550	–	–	–	300,000
Net loss for the year	–	–	–	–	–	–	(509,095)	(509,095)
Balance – May 31, 2002	12,112,501	12,113	–	297,793	–	–	(902,473)	(592,567)
Re-capitalization transactions – June 28, 2002: Shares of AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources Inc.)	2,709,200	2,709	–	(99,300)	(19,118)	–	–	(115,709)
Shares issued for services to be rendered	2,590,000	2,590	–	755,510	(758,100)	–	–	–
Amortization of deferred compensation	–	–	–	–	169,342	–	–	169,342
Common stock to be issued	–	–	181,198	–	–	–	–	181,198
Foreign currency translation adjustment	–	–	–	–	–	(68,896)	–	(68,896)
Net loss for the year	–	–	–	–	–	–	(819,608)	(819,608)
Balance at May 31, 2003	17,411,701	17,412	181,198	954,003	(607,876)	(68,896)	(1,722,081)	(1,246,240)
Shares issued for cash	2,776,131	2,776	(173,698)	682,142	–	–	–	511,220
Shares issued to settle debt	713,840	714	(7,500)	233,336	–	–	–	226,550
Shares issued to settle related party debt	390,000	390	–	268,610	–	–	–	269,000
Shares issued for services	2,000,000	2,000	–	936,500	(938,500)	–	–	–
Amortization of deferred compensation	–	–	–	–	977,845	–	–	977,845
Value of stock options granted		–	–	75,825	–	–	–	75,825
Share subscriptions received	–	–	70,000	–	–	–	–	70,000
Shares cancelled	(210,000)	(210)	–	210	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	21,235	–	21,235
Net loss for the year	–	–	–	–	–	–	(2,306,783)	(2,306,783)
Balance at May 31, 2004	23,081,672	23,082	70,000	3,150,626	(568,531)	(47,661)	(4,028,864)	(1,401,348)
Shares issued for cash, subscriptions and consulting services	2,200,000	2,200	(70,000)	547,800	–	–	–	480,000
Shares issued to purchase inventory	500,000	500	–	119,500	–	–	–	120,000
Shares issued to settle debt	1,137,500	1,137	–	195,255	–	–	–	196,392
Share issued to settle related party debt	505,000	505	–	80,295	–	–	–	80,800
Shares issued for services to be rendered	8,370,700	8,371	–	1,933,433	(1,941,804)	–	–	–
Amortization of deferred compensation	–	–	–	–	1,190,610	–	–	1,190,610
Value of stock options granted	–	–	–	210,377	–	–	–	210,377
Value of beneficial conversion feature related to the convertible notes	–	–	–	213,941	–	–	–	213,941
Value of warrants issued	–	–	–	446,059	–	–	–	446,059
Foreign currency translation adjustment	–	–	–	–	–	(40,283)	–	(40,283)
Net loss for the year	–	–	–	–	–	–	(3,145,775)	(3,145,775)
Balance at May 31, 2005	35,794,872	35,795	–	6,897,286	(1,319,725)	(87,944)	(7,174,639)	(1,649,227)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

1.	Nature of Operations and Continuance of Business

AVVAA World Health Care Products, Inc. (the “Company”) was incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 the Company completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of the Company’s issued common shares. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. Certain directors and officers of MYOSP became directors and officers of the Company. The consolidated financial statements include the accounts of the Company since the reverse merge and the historical accounts of MYOSP since the date of its inception, March 25, 1999.

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2005, the Company has not recognized significant revenue, has a working capital deficit of $1,804,746 and has accumulated operating losses of $7,174,639 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

(c)	Year End

The Company’s fiscal year end is May 31.

2.	Summary of Significant Accounting Principles (continued)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

(d)	Use of Estimates

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

(e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(f)	Inventory

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

(g)	Property and Equipment

Property and equipment is recorded at cost. Depreciation of computer equipment and moulds is computed on a straight-line basis using an estimated useful life of three years.

(h)	Website Development Costs

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

(i)	Long-lived Assets

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

2.	Summary of Significant Accounting Principles (continued)
(j)	Foreign Currency Translation

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

(k)	Deferred Financing Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity.

(l)	Revenue Recognition

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

(m)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

(n)	Basic and Diluted Net Income (Loss) per Share

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

2.	Summary of Significant Accounting Principles (continued)
(o)	Financial Instruments

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, due to related parties and other advances were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(p)	Income Taxes

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

(q)	Stock-based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on a straight-line basis over the vesting period of the individual options.

Stock-based awards for non-employees are accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

During the year, the Company recognized stock-based compensation of $1,409,986 (2004 - $1,053,670) in accordance with SFAS 123. Of this amount, $210,377 was recognized as the fair value of stock options granted to non-employees (2004 - $75,825) while the remaining amount of $1,199,609 (2004 - $977,845) represented the fair value of shares issued for consulting services rendered by employees and non-employees.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123”, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

2.	Summary of Significant Accounting Principles (continued)
	(q)	Stock-based Compensation (continued)

The fair value of the options granted during the year (no options were granted in the comparable period) was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended May 31, 2005 $	Year Ended May 31, 2004 $

Expected dividend yield	0%	0%
Risk-free interest rate	3.90%	3.85%
Expected volatility	114%	123%
Expected option life (in years)	5	1

Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $731,908 for the year ended May 31, 2005. The stock options granted to employees vested immediately upon grant.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

	Year Ended May 31,
	2005 $	2004 $

Net loss – as reported	(3,145,775)	(2,306,783)
Add: Stock-based compensation expense included in net loss – as reported	257,562	-
Deduct: Stock-based compensation expense determined under fair value method	(989,470)	-

Net loss – pro forma	(3,877,683)	(2,306,783)

Net loss per share (basic and diluted) – as reported	(0.11)	(0.11)
Net loss per share (basic and diluted) – pro forma	(0.14)	(0.11)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

2.	Summary of Significant Accounting Principles (continued)
(r)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact on the Company’s results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

2.	Summary of Significant Accounting Principles (continued)
(r)	Recent Accounting Pronouncements (continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...”. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this standard is issued. The provisions of SFAS No. 151 must be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 152, but it will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

(s)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.	Inventory
	May 31, 2005	May 31, 2004
	Net Carrying Value	Net Carrying Value
	$	$

Raw materials	57,893	-
Finished goods	159,877	-

	217,770	-

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

4.	Advance Royalty Deposits and Related License Agreements

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

Terms of the license agreements call for total advance royalty payments of $220,000, which have been paid in full. The licensor will be entitled to royalties on the sale of products by the Company at a rate of approximately 7% of sales. The terms of the agreements are for thirty years with automatic renewal rights. During the year the Company recorded an impairment loss of $220,000 due to the uncertainty about expected future cash flows from the sales of products.

A total amount of $11,378 has been paid to protect certain Canadian patent rights for the Neuroskin product. During the year the Company recorded an impairment loss of $11,378 due to the uncertainty about expected future cash flows from the sales of products.

5.	Property and Equipment
			May 31, 2005	May 31, 2004
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$

Computer equipment	17,168	4,957	12,211	-
Moulds	14,136	10,602	3,534	8,246
Office equipment	2,425	-	2,425	-

	33,729	15,559	18,170	8,246

6.	Website Development Costs
			May 31, 2005	May 31, 2004
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$

Website development costs	7,798	1,287	6,511	–

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

7.	Convertible Notes

On April 5, 2005, the Company completed financing agreements totalling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price.

The notes are secured by a grant of a general security interest in all of the Company’s assets both tangible and intangible.

The Company is to issue four series of share purchase warrants assuming the complete conversion of the notes issued on April 5, 2005 at a conversion price determined by dividing the convertible notes by the lesser of $0.16 or 80% of the volume weighted average price of the common stock for the thirty trading days preceding April 5, 2005 as follows: Class A warrants equivalent to the number of shares issued on the convertible note exercisable at $0.20 per share; Class B warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.25 per share; Class C warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.30 per share; and Class D warrants equivalent to 50% of the number of shares issued on the convertible note exercisable at $0.45 per share. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price.

The Company has received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement (“SB-2”) with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes.

On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class B warrants pertaining to the $660,000 in convertible notes issued. The remaining warrants will be issued upon the receipt of the additional financing of $440,000 as described above.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $446,059 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $660,000 at maturity. To May 31, 2005, accrued interest of $8,100 has been included in accrued liabilities, and interest expense of $68,436 has been accreted increasing the carrying value of the convertible notes to $282,377.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

7.	Convertible Notes (continued)

There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above) and the legal fees of the lenders relating to these agreements totalling $15,000 (paid). For the $49,500 in convertible notes, the Company recognized the intrinsic value of the beneficial conversion feature of $18,000 as additional paid-in capital and a charge to interest expense.

The Company incurred debt issue costs of $154,550 relating to these convertible notes. During the year ended May 31, 2005 $23,712 of the deferred financing fees have been charged to debt issue costs and the balance of $130,838 will be expensed over the remaining term of the convertible debt.

8.	Related Party Balances and Transactions
	May 31, 2005 $	May 31, 2004 $

(a) Balances

(i) Shield-Tech Products Inc.	445,588	410,227
(ii) Directors and/or officers	599,719	396,453
(iii) Due to former officer	49,528	52,932

	1,094,835	859,612
(i)

Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company’s behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

(ii)	The advances from directors and/or officers are unsecured, non-interest bearing, and due on demand.
(iii)

On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) (“Mystic”), a company based in British Columbia, Canada and owned by a former officer of the Company. In return, the Company issued two promissory notes totalling CAD$100,000 to the owner of Mystic. Both promissory notes are non-interest bearing and unsecured. The Company and Mystic decided to terminate the agreement but have not yet settled the terms. As at May 31, 2004, the Company wrote off all the assets it acquired from Mystic totalling $79,520.

(b)	Transactions

Six directors/officers were paid/accrued $599,719 for the year ended May 31, 2005 (2004 - $640,000) for consulting services rendered.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

9.	Other Advances
(a)

The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advances are currently payable, are unsecured and accrue interest at prime plus 1% per annum. Interest of $7,980 was accrued and charged to operations for the year ended May 31, 2005, (2004 - $6,107). As of May 31, 2005, $40,033 of interest has been accrued on these advances and is included in other advances.

(b)

On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received CAD$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. During the year ended May 31, 2005 the Company repaid CAD$30,000 of the Band’s advances, leaving a balance owing at May 31, 2005 of $57,362 (CAD$72,000). On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004.

10.	Common Stock
(a)	Authorized Shares

On May 1, 2004, the Board and the stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000, with no change in par value.

(b)	Private Placements
(i)

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

(ii)

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

(c)	Non-cash Consideration

Shares issued for non-cash consideration were valued (1) based on the fair value of the services and/or goods provided when these amounts were more readily determinable than the value of the shares at the date of issue; and (2) based on the fair market value of the shares at the date of issue when their value was more readily determinable than the value of the services provided.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

10.	Common Stock (continued)
(c)	Non-cash Consideration (continued)

On June 1, 2003, the Company issued 100,000 shares of common stock to two employees. These shares were issued at an aggregate fair value of $40,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $20,000 for the period ended May 31, 2004 and recorded deferred compensation of $20,000 that was charged to operations during the year.

On August 1, 2003, the Company issued 250,000 shares of common stock to an officer. These shares were issued at an aggregate fair value of $120,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $50,000 for the period ended May 31, 2004 and recorded deferred compensation of $70,000 that was charged to operations during the year.

On January 2, 2004 the Company issued 200,000 shares to an officer. These shares were issued at a fair value of $96,000 for services to be rendered over a two-year period. The Company charged to operations compensation expense of $20,000 for the period ended May 31, 2004 and recorded deferred compensation of $76,000 that was charged to operations during the year.

On February 15, 2004 the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $129,000 for services to be rendered over a three-month period, which was charged to operations in fiscal 2004.

On March 9, 2004, the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $219,000 for services rendered which was charged to operations in fiscal 2004.

On March 10, 2004, the Company issued 100,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $70,500 for services to be rendered over a one-year period. The Company charged to operations compensation expense of $17,500 for the period ended May 31, 2004 and recorded deferred compensation of $52,500 that was charged to operations during the year.

On March 18, 2004, the Company issued 50,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $35,500 for services rendered which was charged to operations in fiscal 2004.

On May 7, 2004, the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $87,000 for services to be rendered over a three month period. The Company charged to operations compensation expense of $14,500 during the period ended May 31, 2004 and recorded deferred compensation of $72,500 that was charged to operations during the year.

On May 7, 2004 the Company issued 76,000 shares of common stock to settle debt of $22,040.

On May 14, 2004, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $70,000 for services rendered which was charged to operations in fiscal 2004.

On June 30, 2004, the Company issued 80,000 shares of common stock having an aggregate fair value of $24,800 for consulting services rendered. Of this amount, $17,293 was used to settle debt and the remaining $7,507 was charged to operations during the year ended May 31, 2005.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

10.	Common Stock (continued)
(c)	Non-cash Consideration (continued)

On July 15, 2004, the Company issued 400,000 shares of common stock having an aggregate fair value of $184,000 for consulting services to be rendered over a two-year period. During the year ended May 31, 2005, the Company charged to operations compensation expense of $80,658 and recorded deferred compensation expense of $103,342 that will be charged to operations over the remainder of the term.

On July 28, 2004, the Company issued 250,000 shares of common stock having an aggregate fair value of $117,500 for consulting services rendered. The amount was charged to operations during the year ended May 31, 2005.

On September 23, 2004, the Company issued 30,000 shares of common stock having an aggregate fair value of $8,700 to settle debt.

On October 8, 2004, the Company issued 500,000 shares of common stock having an aggregate fair value of $120,000 for inventory purchased.

On October 22, 2004, the Company issued 300,000 shares of common stock for consulting services. The shares were recorded at an aggregate fair value of $93,000 for services to be rendered over a three-month period. The amount was charged to operations during the year ended May 31, 2005.

On November 18, 2004, the Company issued 200,000 shares at an aggregate fair value of $56,000 for research and development consulting services rendered. The amount was charged to operations during the year ended May 31, 2005.

On November 18, 2004, the Company issued 30,000 common shares at an aggregate fair value of $8,400 for the payment of travel expenses.

On November 24, 2004, the Company issued 120,700 common shares at an aggregate fair value of $33,796 for consulting services rendered. The amount was charged to operations during the year ended May 31, 2005.

On December 1, 2004, the Company issued 20,000 shares of common stock having an aggregate fair value of $5,600 for consulting services rendered. Of this amount, $3,412 was used to settle debt and the remaining $2,188 has been recorded as a loss on debt settlement.

On December 16, 2004, the Company issued 950,000 common shares for consulting services to be rendered over a four-year period. The shares were recorded at an aggregate fair market value of $218,500. For the year ended May 31, 2005, the Company charged to operations compensation expense of $24,843 and recorded deferred compensation of $193,657 that will be charged to operations over the remainder of the term.

On December 20, 2004, the Company issued 800,000 common shares having an aggregate fair value of $200,000 for consulting services to be rendered. During the year ended May 31, 2005, the Company charged to operations compensation expense of $77,753 and recorded deferred compensation of $122,247 that will be charged to operations over the remainder of the term.

On January 10, 2005, the Company issued 600,000 common shares at an aggregate fair value of $150,000 for consulting services to be rendered. During the year ended May 31, 2005, the Company charged to operations compensation expense of $57,945 and recorded deferred compensation of $92,055 that will be charged to operations over the remainder of the term.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

10.	Common Stock (continued)
(c)	Non-cash Consideration (continued)

On January 20, 2005, the Company issued 100,000 shares at an aggregate fair value of $23,000 for consulting services rendered. The amount was charged to operations during the year ended May 31, 2005.

On January 20, 2005, the Company issued 1,900,000 common shares to be recorded at an aggregate fair value of $437,000 to a consultant for services to be rendered over a five year period. During the year ended May 31, 2005 the Company charged to operations compensation expense of $31,368 and recorded deferred compensation of $405,632 that will be charged to operations over the remainder of the term.

On February 3, 2005 the Company issued 372,500 common shares for the settlement of debt in the amount of $74,668. The aggregate fair market value of $59,600 has been applied to reduce the outstanding debt and the remaining balance $15,068 recorded as a gain on debt settlement.

On February 8, 2005, the Company issued 100,000 common shares to three employees at an aggregate fair market value $15,000 for services to be rendered. For the year ended May 31, 2005, the Company charged to operations compensation expense $9,231 and recorded deferred compensation of $5,769 that will be charged to operations over the remainder of the term.

On March 1, 2005, the Company issued 2,500,000 shares at an aggregate fair market value of $375,000 to a consultant for services to be rendered over a twelve-month period. During the year ended May 31, 2005 the Company charged to operations compensation expense of $94,521 and recorded deferred compensation of $280,479 that will be charged to operations over the remainder of the term.

On March 1, 2005 the Company issued 100,000 common shares to be recorded at an aggregate fair value of $16,000 to settle total debt of $15,000. The remaining $1,000 has been recorded as a loss on debt settlement.

On March 3, 2005, the Company issued 1,010,000 common shares to be recorded at an aggregate fair value of $161,600 to officers, directors, employees and a consultant to be applied against debt outstanding. Debts totaling $166,762 were settled for $161,600 resulting in a gain of $5,162.

On March 15, 2005, the Company issued 150,000 common shares to be recorded at an aggregate fair value of $34,500 legal services to be rendered. During the year ended May 31, 2005, the Company charged to operations compensation expense of $2,456 and recorded deferred compensation of $32,044 that will be charged to operations when the services have been performed.

(d)	Stock Purchase Agreement

On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC (“Seaside”), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company’s common shares at $0.46 per share, in exchange for shares of Seaside. At that time, Seaside entered into a “lock-up” agreement with the Company pursuant to which it has agreed not to trade the Company’s shares or a period of one year from the closing date.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

10.	Common Stock (continued)
(d)	Stock Purchase Agreement (continued)

The Company agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the “lock-up” period. Seaside was to issue its shares to the Company equivalent to $1,177,970 as full payment for the Company’s shares. Thirty percent of Seaside’s shares were to be held in escrow for one year following their issuance and in the event the per share market price of the Company’s common stock at such time was less than the per share value of the Company’s stock at the time of the closing, Seaside was to be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow were to be released to the Company at such time.

The closing of this transaction is subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to March 31, 2005).

The Company has delivered 2,677,500 shares to its legal counsel to be held in escrow pending closing of this transaction at which time these shares will be recorded as issued common shares. As the transaction has not closed to date the Company intends to terminate this agreement and request the return of the 2,677,500 shares.

11.	Stock Options

On December 2, 2002, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,450,000 shares of common stock pursuant to the Company’s 2002 Benefit Plan. The determination of those eligible to received options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company’s Board of Directors.

On June 25, 2004, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 3,000,000 shares of common stock pursuant to the Company’s 2004 Stock Option Plan. The determination of those eligible to received options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company’s Board of Directors. The option price is set at a minimum of 100% of the fair market value of the common stock at the date of issue, except in the case of a 10% stockholder, where the option price is set at a minimum of 110% of the fair market value. The term of the options, once granted, is not to exceed five years.

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

During the year, the Company granted a total of 4,500,000 stock options to employees and non-employees pursuant to the above at a weighted average grant date fair value of $0.21 per option. The Company charged stock-based compensation expense of $210,377 to operations for non-employees in accordance with SFAS 123 during the year.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

11.	Stock Options (continued)

A summary of the changes in the Company’s stock options is presented below:

	May 31, 2005		May 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of year	225,000	0.87	–	–
Granted	4,500,000	0.25	225,000	0.87
Exercised	–	–	–	–
Forfeited/Expired	(425,000)	0.59	–	–

Balance, end of year	4,300,000	0.25	225,000	0.87

Additional information regarding stock options outstanding as at May 31, 2005 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.15	1,400,000	1.48	0.05	1,400,000	0.05
0.28	1,600,000	1.45	0.10	1,600,000	0.10
0.31	1,000,000	0.90	0.07	1,000,000	0.07
0.38	200,000	0.10	0.02	200,000	0.02
0.42	100,000	0.09	0.01	100,000	0.01

	4,300,000	4.02	0.24	4,300,000	0.24

12.	Stock Purchase Warrants
A summary of the changes in the Company stock purchase warrants is presented below:
	May 31, 2005		May 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of year	3,230,471	0.40	–	–
Granted	14,775,000	0.30	3,230,471	0.40
Exercised	–	–	–	–
Forfeited/Expired	–	–	–	–

Balance, end of year	18,005,471	0.25	3,230,471	0.40

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

12.	Stock Purchase Warrants (continued)

As at May 31, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

3,230,471	0.40	August 19, 2005 (expired subsequently)
2,200,000	0.45	December 15, 2005
200,000	0.38	July 29, 2007
4,125,000	0.20	April 10, 2010
3,093,750	0.25	April 10, 2010
3,093,750	0.30	April 10, 2010
2,062,500	0.45	April 10, 2010

18,005,471

13.	Commitments
(a)

In November 2004, the Company entered into a consulting agreement for marketing and public relations services for $2,500 a month commencing in December 2004. In addition, the Company is to issue 244,000 restricted common shares for each three months of service. The consultant has not performed the agreed services and the Company has not made any payments or issued any common shares to the consultant.

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

(d)

On January 20, 2005, the Company entered into a five-year agreement with a company for marketing and distribution services. The Company is to issue 1,900,000 common shares for the first year. The Company will pay a retainer fee of $10,000 plus $10,000 per month. The marketing company will earn a 15% commission on sales generated in its distribution channels. The Company will issue 400,000 common shares for each new product marketed by the marketing company. The Company issued 1,900,000 common shares on April 4, 2005 for a fair market value of $418,000, of this amount $151,693 were expensed at May 31, 2005 and the balance amortized over the next 8 months.

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

14.	Income Taxes

The tax effects of the significant temporary differences, which would comprise tax assets at May 31, 2005 and 2004, are as follows:

	2005	2004
	$	$

Deferred tax asset:

Operating loss carryforward	2,052,000	1,528,000

Valuation allowance	(2,052,000)	(1,528,000)

Net deferred tax asset	–	–

In assessing the realiability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period.

The Company has approximately $1,040,000 of net operating loss carry forwards available for US income tax purposes to reduce taxable income of future years. These net operating loss carry forwards expire in years ranging from 2019 to 2024. In addition, the Company has approximately CAD$3,842,000 of non-capital losses available for Canadian income tax purposes to reduce taxable income of future years.

15.	Subsequent Events
(a)

On August 1, 2005 the financing agreement was amended and the Company was advanced $140,000. The terms and conditions of the original agreement are unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Should the Company’s SB-2 filing with the SEC not become effective within 90 days of April 5, 2005 the penalty will be 5% for each 30 day delay, instead of the originally agreed upon penalty of 2%. There are specific provisions for the use of proceeds if the Company varies by more than 5% for each individual item specified on the use of proceeds. The Company is committed to paying the lenders’ legal fees with respect to the amendment of $3,000.

(b)

On August 30, 2005 the Company completed the purchase of land and building in Lumby, British Columbia, Canada, which will become the Company’s head office for CAD$325,000. The Company paid brokerage, loan and acceptance fees totalling CAD$36,125. The Company financed the purchase with mortgages totalling CAD$350,000. A first mortgage of CAD$211,250 the first bearing interest at 9.95% with a term of twelve months and a second mortgage of CAD$138,750 for a one year term bearing interest of 15% per annum. The President of the Company provided additional security for the second mortgage.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

16.	Restatement

The Company has restated its consolidated financial statements for the year ended May 31, 2004. The Company is restating the financial statements to reflect the fair value of stock options granted to outside consultants. Amounts previously included in additional common stock subscribed were reclassified to common stock and additional paid-in capital as the shares relating to these amounts were issued and outstanding as at May 31, 2004.

	May 31, 2004 As Reported $	Adjustment $	May 31, 2004 As Restated $

Balance Sheet
Common stock	22,456	626	23,082
Additional common stock subscribed	249,040	(179,040)	70,000
Additional paid-in capital	2,896,387	254,239	3,150,626
Deficit accumulated during the development stage	(3,953,039)	(75,825)	(4,028,864)

	Year Ended May 31, 2004 As Reported $	Adjustment $	Year Ended May 31, 2004 As Restated $

Statement of Operations
General and administrative	977,845	75,825	1,053,670

Net loss for the year	2,230,958	75,825	2,306,783

There was no change to the basic and diluted net loss per share resulting from the restatement.

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

Name	Age	Position

Jack Farley	62	President, Chief Executive Officer and Director

Charles Austin	68	Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Dr. Mark Alden	53	Director

James MacDonald	68	Director

JOHN FARLEY has been our President, Chief Executive Officer and a member of our Board of Directors since June 28, 2002. Since November 1995, he has been the President of Mind Your Own Skin Products, Inc. also located in British Columbia, Canada. Since such time he was also been President and Chief Executive Officer of Shield- Tech Products Inc., an environmental products company which Mr. Farley founded. In December 2000, he resigned as officer of Shield-Tech Products, Inc. to work full time for Mind Your Own Skin Products, Inc. Mr. Farley has undertaken training courses in public speaking skills, financial analysis, marketing, negotiating, management and labor relations.

From September 1963 to 1995, Mr. Farley worked for Petro-Canada Marketing, an international petroleum corporation. Between 1963 and 1972, Mr. Farley was employed in several capacities at Petro-Canada Marketing as a Sales Trainee up to a Senior Marketing Representative for all markets in Northern Manitoba. From 1973 to 1989, he was employed at Petro-Canada Marketing in the following capacities: Manager, Planning Advisor, Merchandising Advisor, Forestry Account Executive. From 1989 to 1995, he was the Senior Forestry Account Executive for Western Canada and manager of Bunker (heavy fuel) sales out of the Western Canadian Refineries. As the Senior Forestry Account Executive, he was responsible for the sales and distribution to all major forestry companies in Western Canada. Mr. Farley was also a Lubricant Technical Sales and Marketing Consultant for the United Stated markets from June 1996 to June 1998. He brings experience in planning, distribution, retailing, merchandising and contract negotiation.

CHARLES AUSTIN has been our Chief Financial Officer, Secretary and a member of our Board of Directors since June 28, 2002. He was recently appointed our Chief Accounting Officer. Mr. Austin was the Chief Financial Officer and Manager of Development and Planning of Mind Your Own Skin Products, Inc. In such capacity, he assisted the company’s President in preparing business plans and operating budgets and prepared long range financial projections and facility plans. He also completed all required financial statements and conducted the annual strategic planning meeting with the company’s executive team.

From 1999 to 2000, he worked as a consultant for various British Columbia businesses. He conducted assessment of businesses and profitability improvement checkups and identified and reported areas for profit improvement. He also assisted these companies in the development of business plans and assisting in the implementation of related action plans.

From 1997 to 1999, he was the managing director of Triathlon Canada where he facilitated in the development and implementation of a strategic plan entitled “Towards 2000 and Beyond.” He also participated in the development of prize winning marketing materials and had extensive involvement in the fund raising and communications program.

From 1970 to 1996, he was a Senior Audit Partner for Ernst & Young. Mr. Austin provided audit, accounting, taxation, information systems and general business advice to a wide range of clients including many public companies ranging from start-ups to multi-nationals. Some of his clients included: Luscar, Echo Bay Mines, ZCL Manufacturing, Falconbridge and Inventronics. He was also a member of Ernst & Young’s National Audit Policy and Accounting Policy Committees. Mr. Austin received his Bachelor of Business Administration (honors) from the University of Western Ontario in 1961 and became a chartered accountant in 1964.

DR. MARK ALDEN has been a member of our Board of Directors since June 28, 2002. Dr. Alden has been associated with Mind Your Own Skin Products, Inc. for the last 7 years and has worked on applications of Mind Your Own Skin Products, Inc.’s products. He is in the process of commencing clinical trials that include effective burn treatment.

Since August 2000, he has been the Clinical Service Chief and Assistant Professor at the Medical College of Pennsylvania-Hahnemann University. From February 1999 to August 2000, he was the Chairman of the Radiation Oncology Department at the Wilkes-Barre General Hospital. From April 1997 to January 1999, he was the medical director of the TriCounty Regional Cancer Center (Holy Redeemer Hospital and Warminster General Hospital) in Southampton, Pennsylvania. From December 1995 to April 1997, he was employed at the St. Mary Regional Cancer Center in Langhorne, Pennsylvania. From January 1993 to December 1995, Dr. Alden was an Assistant Professor and Instructor at the Department of Radiation Oncology and Nuclear Medicine at the Thomas Jefferson University Hospital.

Dr. Alden received his Associate Arts Degree in 1973 from the Academy of the New Church College in Bryn Athyn, Pennsylvania. He received his Bachelor of Arts Degree from Penn State University in 1975. In 1979, he received his Master of Divinity from the Academy of the New Church Theological School in Bryn Athyn, Pennsylvania. He received his Doctor of Medicine in 1988 from the Jefferson Medical Hospital in Philadelphia, Pennsylvania and his General Surgery PGYI from Abington Memorial Hospital in 1989. He was a resident and a fellow in the Department of Radiation Oncology and Nuclear Medicine at Thomas Jefferson University Hospital from 1989 to 1992. He is licensed to practice medicine in Pennsylvania, New Jersey and Indiana and was Board Certified in Radiation Oncology in 1994.

JAMES MACDONALD became our director on September 26, 2002. He has a 38 year career in Canadian and international banking and finance. In 2003, he retired as a senior executive in Monex International, Inc., a privately operated offshore finance company, based in Burlington, Ontario, Canada. He previously worked as a commercial credit analyst for the Canadian Imperial Bank of Commerce headquartered in Toronto, Ontario, Canada. He started working for them in 1954 until his retirement in May 1992. His portfolio included the support of over 1,500 lending accounts with more than $100 million in loan requirements. In 1978, he was an Honor graduate of the University of Toronto and York University, located in Ontario, Canada. Recently, from 1998 through 2002, he was Vice President - Commercial Finance for Monex International, Inc. based in Burlington, Ontario, Canada.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending May 31, 2005.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following information relates to compensation received by our officers in fiscal year ending May 31, 2005, 2004, and 2003 whose salary and compensation exceeded $100,000. In fiscal year ending May 31, 2003, John Farley, our President, Chief Executive Officer and director received $103,138.29 in compensation. This was all in the form of cash salary. In fiscal year ending May 31, 2004, John Farley, our President, Chief Executive Officer and director received $102,000 in compensation. In fiscal year ending May 31, 2005, John Farley, our President, Chief Executive Officer and director received $102,000 in compensation.

SUMMARY COMPENSATION TABLE

Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options

John Farley	2005	$102,000	0	0	0	0
President and CEO	2004	$102,000	0	0	0	0
	2003	$103,138	0	0	0	0

Chuck Austin	2005	$90,000	0	0	0	0
Secretary and CFO	2004	$90,000	0	0	0	0
	2003	$74,957	0	0	0	0

Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table during fiscal year ended May 31, 2005.

OPTIONS GRANTS IN PRESENT FISCAL YEAR

(Commencing June 1, 2004)

(Individual Grants)

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in last fiscal year	Exercise or base Price ($/Share)	Expiration Date

John Farley (1)	1,200,000 (3)	46.15%	(4)	June 24, 2009
John Farley (2)	250,000	9.62%	(5)	March 6, 2010
Chuck Austin(1)	300,000	11.54%	(5)	June 24, 2009
Chuck Austin(2)	250,000	9.62%	(5)	March 6, 2010

(1)	Options issued from the 2004 Stock Option Plan.
(2)	Options issued from the 2005 Stock Option Plan.
(3)	Includes 200,000 options issued to Lorie Campbell-Farley, John’s wife and an employee.
(4)

The exercise price for 1,000,000 options granted to John Farley is 110% of the fair market value of our common stock on the grant date. The other 200,000 options granted to Lorie Campbell-Farley is 100% of the fair market value of our common stock on the grant date.

(5)	The exercise price for the options granted is 100% of the fair market value of our common stock on the grant date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal year ending May 31, 2005, by the executive officers named in the Summary Compensation Table.

Name	Shares acquired on exercise (#)	Value realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year- End($)(1) Exercisable/ Unexercisable

None

Employment Agreements.

We presently have employment agreements with our officers. The summary of such employment agreements is as follows:

John Farley: Effective May 1, 2003, we entered into an agreement with Mr. Farley to act as our President and Chief Executive Officer. His compensation is as follows: (i) Salary: $102,000 per year. At the end of the initial year, our Compensation Committee will review the salary amount and determine whether to recommend a salary increase; (ii) Bonus: discretionary 10% bonus based on salary which is at the sole option of us; (iii) stock options: based on our stock option plan for the year of employment, Mr. Farley shall receive 71% of the total shares issued under our stock option plan; (iv) automobile provided with a value between Cdn$40,000 to Cdn$50,000. Mr. Farley can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Farley’s agreement, with or without cause. If this happens in the first 18 months of employment, we owe him 2 years salary; if this happens after 18 months, we owe him an amount increasing equally each month until we reach $2,000,000

Charles Austin: Effective May 1, 2003, we entered into an agreement with Mr. Farley to act as our Chief Financial Officer (and it originally stated our Manager of Planning and Development; we appointed Mr. Austin our Secretary). His compensation is as follows: (i) Salary: $90,000 per year. At the end of the initial year, our Compensation Committee will review the salary amount and determine whether to recommend a salary increase; (ii) Bonus: discretionary bonus, at the sole option of us; (iii) stock options: in the sole discretion of the Compensation Committee; (iv) automobile provided with a value between Cdn$40,000 to Cdn$50,000. On a one time basis, we paid Mr. Austin 250,000 of our shares. Mr. Austin can terminate the agreement upon 6 months prior notice to us. We can terminate Mr. Austin’s agreement, with or without cause. If this happens in the first 18 months of employment, we owe him 2 years salary; if this happens after 18 months, we owe him an amount increasing equally each month until we reach $750,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 13, 2005, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each Director who owns our common stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of our outstanding shares. We currently have a total of 38,593,072 shares issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of Class (3)

John Farley	5,490,000(2)	14.23%
P.O. Box 335, 3018 Schaeffer Road	6,940,000(4)		6.93%
Falkland, BC, Canada V0E 1W0

Charles Austin	597,500	1.55%
P.O. Box 335, 3018 Schaeffer Road	1,147,500(5)		1.15%
Falkland, BC, Canada V0E 1W0

Dr. Mark Alden	524,500	1.36%
P.O. Box 335, 3018 Schaeffer Road	974,500(6)		*
Falkland, BC, Canada V0E 1W0

James MacDonald	40,000(9)	*
P.O. Box 335, 3018 Schaeffer Road	490,000(7)		*
Falkland, BC, Canada V0E 1W0

Seaside Investments PLC (17) c/o Gottbetter & Partners LLP 468 Madison Avenue	2,550,000 (8)	6.61%
New York, New York 10022			2.55%

Alpha Capital Aktiengesellschaft(13)	23,437,500(10)		23.39%

Platinum Partners Value Arbitrage Fund LP(14)	23,437,500(10)		23.39%

JM Investors, LLC(15)	7,812,500(11)		7.80%

Osher Capital Inc.(16)	2,604,167(12)		2.60%

Officers and Directors as a Group (4)	6,652,000		17.24%
	9,552,000		9.53%

• - Less than 1%

(1)	Based on 38,593,072 shares issued and outstanding as of September 13, 2005.
(2)

Includes 2,850,000 shares held by Lorie Campbell-Farley, Mr. Farley’s wife. In addition, 300,000 shares owned by Mr. Farley, included in this amount, are being held as security by a third party against a share loan.

(3)

Based on 100,184,739 shares issued and outstanding assuming the inclusion of all the shares registered in our registration statement (57,291,667) are issued and 4,300,000 shares issuable upon exercise of options granted in our 2004 and 2005 Stock Option Plans are exercised and issued.

(4)	Includes 1,250,000 shares underlying options issued to John Farley and 200,000 options issued to Lorie Campbell-Farley.
(5)	Includes 550,000 shares underlying options issued to Charles Austin.
(6)	Includes 450,000 shares underlying options issued to Dr. Mark Alden.
(7)	Includes 450,000 shares underlying options issued to James MacDonald.

(8)	We intend to cancel our agreement with Seaside Investments PLC and cancel such shares.
(9)	Includes 40,000 shares held by Louise MacDonald, Mr. McDonald’s wife.
(10)

Consists of the following shares: 8,437,500 shares of common stock issuable in connection with the conversion of promissory notes; 5,000,000 shares of common stock issuable in connection with the exercise of the Class A Warrants; 3,750,000 shares of common stock issuable in connection with the exercise of the Class B Warrants; 3,750,000 shares of common stock issuable in connection with the exercise of the Class C Warrants; and 2,500,000 shares of common stock issuable in connection with the exercise of the Class D Warrants.

(11)

Consists of the following shares: 2,812,500 shares of common stock issuable in connection with the conversion of promissory notes; 1,666,667 shares of common stock issuable in connection with the exercise of the Class A Warrants; 1,250,000 shares of common stock issuable in connection with the exercise of the Class B Warrants; 1,250,000 shares of common stock issuable in connection with the exercise of the Class C Warrants; and 833,333 shares of common stock issuable in connection with the exercise of the Class D Warrants.

(12)

Consists of the following shares: 937,500 shares of common stock issuable in connection with the conversion of promissory notes; 555,555 shares of common stock issuable in connection with the exercise of the Class A Warrants; 416,667 shares of common stock issuable in connection with the exercise of the Class B Warrants; 416,667 shares of common stock issuable in connection with the exercise of the Class C Warrants; and 277,778 shares of common stock issuable in connection with the exercise of the Class D Warrants.

(13)	Konrad Ackerman and Ranier Posch, are representatives of, and have investment control of, Alpha Capital Aktiengesellschaft.
(14)	Mark Nordlicht is a representative of, and has investment control of, Platinum Partners Value Arbitrage Fund LP.
(15)	Jeff Rubin is a representative of, and has investment control of, JM Investors, LLC.
(16)	Yisroel Kluger is a representative of, and has investment control of, Osher Capital Inc.
(17)	Harry Pearl is a representative of, and has investment control of, Seaside Investments, PLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B apart from the following:

Our operations center is currently located at the home of our President, Chief Financial Officer and Director, Jack Farley at 3018 Schaeffer Road, Falkland, B.C. Canada. Mr. Farley does not charge us any fees for the use of this space.

Related Party Advances and Transactions

(a)	Advances	May 31, 2005 (audited) $	May 31, 2004 (audited) $

	(i) Shield-Tech Products Inc.	445,588	410,277

	(ii) Directors and/or officers and former officer	649,247	449,335
		$1,094,835	$859,612

(i)

Shield-Tech Products Inc. conducted research and incurred development expenditures on our behalf. The advances are without interest, unsecured and there are no agreed repayment terms. At the time the advances were made, Jack Farley was the President and Lorie Campbell-Farley was the General Manager of Shield-Tech Products Inc. Jack Farley resigned from his position as President of Shield-Tech on June 5, 2002. Jack Farley and Lorie Campbell-Farley continue to hold a minority shareholder interest in Shield-Tech.

(ii)

The amounts due to directors and/or officers represent deferred salary, and the amount due to a former officer are unsecured, without fixed repayment terms and are non-interest bearing. These amounts have been accrued to the following officers and directors and former officer:

Mark Alden                                     $125,650

Jim Haney                                        $125,650

Lorie Campbell-Farley                      $61,423

Gander Investment (1)                     $84,189

Chuck Austin                                   $71,349

Barbara Smith(2)                            $131,458

Former officer                                   $49,528

(1) Gander Investment is controlled equally by Lorie Campbell-Farley and Jack Farley.

(2) Barbara Smith is our former Vice-President of Sales and Marketing.

(b)	Transactions

Six directors/officers were paid $559,719 for the year ended May 31, 2005 (2004 - $640,000) for consulting services rendered. The total amount owing to these directors/officers as of May 31, 2005 is $599,719. The balance owing, to directors/officers has been increased by $28,800 advanced to us by our President.

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

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

14	Code of Ethics

(1) Incorporated by reference to the Registrant’s Form 8-K12G3, filed on September 22, 2000 (SEC File No. 000-31611).

(b) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended May 31, 2005 and 2004, we were billed $19,810 and $29,500 for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal years ended May 31, 2005 and 2004, we were billed $0 and $2,800 for professional services rendered for tax compliance, tax advice, and tax planning, respectively.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended May 31, 2005.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/	Jack Farley
JACK FARLEY
PRESIDENT, CHIEF EXECUTIVE OFFICER
AND DIRECTOR

Dated: September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ JOHN FARLEY JOHN FARLEY	President, Chief Executive Officer and Director	September 13, 2005

/S/ CHARLES AUSTIN CHARLES AUSTIN	Secretary, Chief Financial Officer, Chief Accounting Officer, and Director	September 13, 2005

/S/ DR. MARK ALDEN DR. MARK ALDEN	Director	September 13, 2005

/S/ JAMES MACDONALD JAMES MACDONALD	Director	September 13, 2005

IV-2