Form 10KSB/A
period 2004-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-09-19
CIK 1092534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Number of shares of the registrant’s common stock outstanding as of September 10, 2004 is: 23,811,672

Transfer Agent for the Company is:

Signature Stock Transfer, Inc.
2301 Ohio Drive, Suite 100
Plano, Texas 75093

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were incorporated on June 3, 1998, in the State of Nevada. We currently have yet to generate significant revenues and in accordance with SFAS #7, are considered a development stage company.

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

Pursuant to an Assignment Agreement dated March 14, 2000 and completed May 9, 2000, we acquired an Internet Web Site. We arranged for 500,000 previously issued restricted common shares be transferred to the vendor. The fair value of the shares was $100,000 at the time of issuance. The transaction was recorded as additional paid in capital as the transaction did not result in the issuance of treasury shares. The vendor also received a stock option to acquire 50,000shares at a price of $0.40 per share expiring two years from date of grant which were subsequently cancelled. We do not intend to commercially exploit the business concept and management charged the net carrying value of $62,500 to operations during fiscal 2001.

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

On June 28, 2002 (the “Effective Date”), pursuant to a Share Exchange and Share Purchase Agreement (“Share Exchange”) among us; 648311 B.C. Ltd. (“648311”), a British Columbia corporation and our wholly owned subsidiary; and Mind Your Own Skin Products, Inc., (“MYOSP”) a British Columbia corporation, 648311 acquired12,112,500 shares of MYOSP and we acquired 225,000 shares of MYOSP. The aggregate of 12,337,500 shares of MYOSP represented all of the issued and outstanding shares of MYOSP. In consideration for this transaction, the shareholders that transferred 12,112,500 shares to 648311, received 12,112,500 exchangeable shares of 648311. At the time of closing of this transaction, we issued 12,112,500 of our shares to 648311. The exchangeable shares can be converted into an equivalent amount of our shares. The one shareholder that transferred 225,000 shares in MYOSP to us received 225,000 of our shares. Prior to this transaction, we had 2,708,879 shares issued and outstanding. After this transaction, we had 15,046,379 shares issued and outstanding.

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

The Company’s flagship products are Neuroskin Spray, Dermac and ItchX. These products are registered FDA compliant products for over-the-counter pharmaceutical sales and also for cosmetic skin care sales. These products are ready to be manufactured, distributed and marketed worldwide. Two other FDA compliant products Nail Fit and Razor-Rash will be launched as complementary products. Seven other key products, including a line of animal/pet skin care products, will be introduced into the Americas based on a priority basis defined by market potential studies for these products. We have developed a business plan and conducted research with respect to marketing the products.

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

The original registrant for the various approvals was the inventor and licensor. During the year ended May 31 2004, the various approvals were transferred to reflect the Company as the owner and manufacturer.

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

On January 2, 2004, we completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C.Ltd. (dba Mystic Mountain Body and Spa Products) (“Mystic”), a company based in British Columbia, Canada. Mystic is a manufacturer and seller of bath, skin, body and aromatherapy products. The assets purchased included inventory, property and equipment, including all intellectual property and intangible assets of Mystic. In return, we issued two promissory notes totaling CAD$100,000to the owner of Mystic due on April 30, 2004 (CAD$15,000 was previously due on January 31, 2004 and CAD$85,000 on March 15, 2004, but the deadlines were extended by the owner of Mystic). Both promissory notes are non-interest bearing and unsecured. The Company and Mystic have decided to terminate the agreement but have not yet settled the terms. As of May 31, 2004, the Company wrote-off all the assets it acquired from Mystic totaling $79,520.

On December 22, 2003, we entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). According to the terms of the Agreement, the Joint Venture was to be owned 51% by the Band and 49% by us. We were to have contributed all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. We were also to have provided its management expertise to supervise the construction ofa manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total ofCAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 (see Note 7(b)) and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 was refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan the remaining CAD$4,898,000 was to be advanced according to the approved schedule in the start-up plan. Subsequent to year-end, the Company and the Band decided not to proceed with the Joint Venture and the Company will refund the CAD $102,000.

On July 23, 2004, we entered into a Stock Purchase Agreement with Seaside Investments PLC, a private London investment company, for the purchase by the investment company US$1,177,970 of AVVAA common shares at $.46 per share, in exchange for shares of the investment company. The investment company has entered into a “lock-up” agreement with us pursuant to which it has agreed not to trade the AVVAA shares it will receive as a result of this transaction for a period of one year from the closing date. We have agreed to file a registration statement with the SEC allowing the public resale of the common shares by the investment company, commencing at the expiration of the “lock-up” period. In full payment for our shares, the investment company will issue to us USD $1,177,970 equivalent of its shares at a price per share, valued at One Pound Sterling.

Thirty percent of the investment company’s shares will be held in escrow for one year following their issuance and in the event the per share market price of the AVVAA common stock at such time is less than the per share value of the AVVAAstock at the time of the closing, the investment company shall be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to us at such time. The closing of this transaction is subject to certain contingencies, including the listing of the investment company shares on the London Stock Exchange on or before September 30, 2004.

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

AVVAA’s corporate office is located in Philadelphia, Pennsylvania at Two Penn Center, Suite 200, Philadelphia, Pennsylvania 19102. The office consists of approximately 750 square feet leased to us at an annualized rate of $2,400. The operations center is currently located at the home of our President, Chief Financial Officer and Director, Jack Farley at 3018 Schaeffer Road, Falkland, B.C. Canada and there is no charge.

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

RESTATEMENT OF FINANCIAL STATEMENTS

We have determined that it is appropriate to restate our financial statements as previously filed in our Annual Report filed on Form 10-KSB. The restatement is a result of accounting adjustments required to record the fair value of $75,825 for stock options granted to consultants on March 11, 2004. As a result of the restatement, as of May 31 2004, additional paid–in capital has increased by $75,825 and deficit accumulated during the development stage has increased by $75,825.

The financial data set forth below presents our condensed consolidated balance sheet as of May 31, 2004 and condensed consolidated statement of operations for the year ended May 31, 2004 showing amounts as previously reported and as restated.

	As of May 31, 2004
Condensed Consolidated Balance Sheet	As Reported	As Restated	Change
Assets	$	$	$
Current assets	42,787	42,787	-
Other assets	239,624	239,624	-
Total assets	282,411	282,411	-

Liabilities and Stockholders’ Deficit
Current liabilities	1,683,759	1,683,759	-
Stockholders’ deficit	(1,401,348)	(1,401,348)	-
Total liabilities and stockholders’ deficit	282,411	282,411	-

	Year ended May 31, 2004
Condensed Consolidated Statement of Operations	As Reported	As Restated	Impact on Net Loss

Gross Profit	3,205	3,205	-
General and administrative expenses	1,557,249	1,633,074	75,825
Selling and marketing expenses	441,704	441,704	-
Research and development expenses	155,690	155,690	-
Write-down of assets	(79,520)	(79,520)	-

Net loss for the year	2,230,958	2,306,783	75,825

Basic and diluted net loss per share	$ (0.11)	$ (0.11)

In addition, the financial statements were restated to record the issuance of 626,000 common shares with an aggregate fair market value of $179,040, which had been previously recorded as common stock to be issued.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

OVERVIEW

We were incorporated on June 3, 1998 in the State of Nevada. On June 28, 2002, we completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of our issued common shares. This share issuance resulted in a reverse takeover of us by the shareholders of MYOSP. Certain directors and officers of MYOSP became our directors and officers. The financial statements included in this annual report are a continuation of MYOSP (date of inception March 25, 1999).

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

The Company is obligated to pay out 7% of sales to the inventor on marketing goals of 2 million dollars in sales in year one, 4 million in year two, 6 million in year 3, and 8 million in year four from the start up date of Jan 1, 2005. As required by the license agreement, the Company has prepaid $220,000 in royalty advances.

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

As of May 31, 2004, we have a working capital deficit of $1,640,972 and have accumulated operating losses of $4,028,864 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

On May 10, 2004, we offered a private placement subscription for up to 2,000,000 units (subsequently increased to 2,200,000) at a purchase price of $0.25 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant may be exercised within one year of the date of issuance to the purchaser at a price of $0.45.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2004 (“ 2004”) COMPARED TO THE YEAR ENDED MAY 31, 2003 (“ 2003”)

We are in the development stage. We generated revenues of $9,000 in 2004 related to the sales of Mystic Mountain products. We decided not to proceed with the purchase of Mystic Mountain. There were no revenues during 2003.

The net loss in 2004 was $2,306,783 compared to a net loss of $819,608 in 2003, an increase of $1,487,175. The increased loss is a reflection of our efforts to implement our business plan, which contributed $224,731 to our increased loss. We have intensified our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world which increased our loss by $348,423. We have undertaken intense market research studies in both the consumer goods and animal care industries which added $229,693 to the increased loss. In addition, we have increased our fundraising activities which added $684,328 to our increased loss.

Consulting fees paid to management and to consultants for advice in obtaining funding for us and for market research assistance in 2004 totaled $1,061,838 compared to $537,846 in 2003, an increase of $523,992.

In 2004, stock-based compensation for services provided to us totaled $1,053,670 compared to $169,342 in 2003, an increase of $884,328.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2004, operations were financed through the following sources: advances from related parties of $300,338, advances from others of $80,920, issuance of common shares and subscriptions received of $581,220. Expenditures on advanced royalty deposits totaled $25,000.

These funds raised were spent on operating activities of $918,838. Of this amount increases in accounts payable contributed $248,657.

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

ITEM 7.	FINANCIAL STATEMENTS

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Index

Independent Auditors’ Report	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statement of Stockholders’ Equity	F–5

Notes to the Consolidated Financial StatementsF–6

Report of Independent Auditors

To The Stockholders and Board of Directors

of AVVAA World Health Care Products, Inc.

We have audited the accompanying consolidated balance sheets of AVVAA World Health Care Products, Inc. (A Development Stage Company) as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from March 25, 1999 (date of inception) to May 31, 2004 and the years ended May 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of AVVAA World Health Care Products, Inc. (A Development Stage Company), as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from March 25, 1999 (date of inception) to May 31, 2004 and the years ended May 31, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States.

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

As discussed in Note 12 to the consolidated financial statements, the Company has restated the financial statements for the year ended May 31, 2004 to reflect the fair value of stock options granted to outside consultants.

/s/ “Manning Elliott”

Chartered Accountants

Vancouver, Canada

September 13, 2004

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	May 31,	May 31,
	2004 $	2003 $
	(Restated - see Note 12)

Assets

Current Assets

Cash	42,787	4,290

Total Current Assets	42,787	4,290

Patent Protection Costs (Note 3)	11,378	10,000

Advance Royalty Deposits (Note 3)	220,000	220,000

Property and Equipment (Note 4)	8,246	12,958

Total Assets	282,411	247,248

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable (Note 5)	588,291	503,665
Accrued liabilities	14,990	69,949
Due to related parties (Note 6)	859,612	779,928
Other advances (Note 7)	220,866	139,946

Total Liabilities	1,683,759	1,493,488

Contingency (Note 1)
Subsequent Events (Note 11)

Stockholders’ Deficit

Common Stock (Note 8) – 100,000,000 shares authorized at $0.001 par value; 23,081,672 and 17,411,701 issued and outstanding respectively	23,082	17,412

Additional Common Stock Subscribed	70,000	181,198

Additional Paid-in Capital	3,150,626	954,003

Deferred Compensation (Note 8)	(568,531)	(607,876)

Accumulated Other Comprehensive Loss	(47,661)	(68,896)

Deficit Accumulated During the Development Stage	(4,028,864)	(1,722,081)

Total Stockholders’ Deficit	(1,401,348)	(1,246,240)

Total Liabilities and Stockholders’ Deficit	282,411	247,248

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. Dollars)

	Accumulated
	from
	March 25, 1999
	(Date of Inception)	Year Ended
	to May 31,	May 31,
	2004 $	2004 $	2003 $
	(Restated - see Note 12)	(Restated - see Note 12)

Sales	9,409	9,409	–

Cost of Sales	6,204	6,204	–

Gross Profit	3,205	3,205	–

Expenses

General and Administrative
Amortization	7,484	6,098	1,386
Consulting	882,821	460,942	236,211
Foreign exchange	23,064	(1,797)	–
Interest	35,842	8,440	9,245
Office, telephone and rent	51,634	34,040	10,312
Professional fees	229,553	57,941	72,970
Stock-based compensation (1)	1,223,012	1,053,670	169,342
Transfer agent and regulatory fees	16,906	6,162	10,744
Travel	17,743	7,578	1,960

	2,488,059	1,633,074	512,170

Selling and Marketing
Consulting	739,266	423,853	281,283
Promotion	12,579	12,027	158
Wages and benefits	5,824	5,824	–

	757,669	441,704	281,441

Research and Development
Consulting	510,479	81,218	20,352
Health agency approvals	185,700	74,472	4,791
Rent	10,642	–	854

	706,821	155,690	25,997

Net loss from operations	(3,949,344)	(2,227,263)	(819,608)

Write-down of assets	(79,520)	(79,520)	–

Net loss for the period	(4,028,864)	(2,306,783)	(819,608)

Basic and diluted net loss per share		(0.11)	(0.07)

Weighted average common shares outstanding		20,156,000	12,453,000

(1) Stock-based compensation is excluded from the following

Consulting	1,223,012	1,053,670	169,342

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)

	Accumulated from
	March 25, 1999
	(Date of Inception)	Year Ended May 31,
	to May 31,
	2004 $	2004 $	2003 $
	(Restated - see Note 12)	(Restated - see Note 12)
Operating Activities
Net loss for the period	(4,028,864)	(2,306,783)	(819,608)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	7,484	6,098	1,386
Recapitalization costs	(115,730)	–	(115,730)
Stock-based compensation	1,223,012	1,053,670	169,342
Write-down of assets	79,520	79,520	–

Change in operating assets and liabilities
Accounts payable and accrued liabilities	829,771	248,657	348,718

Net Cash Used In Operating Activities	(2,004,807)	(918,838)	(415,892)

Investing Activities
Patent protection costs	(11,378)	(1,378)	–
Purchase of property and equipment	(14,136)	–	(14,136)
Advance royalty deposits	(220,000)	(25,000)	(30,000)

Net Cash Used In Investing Activities	(245,514)	(26,378)	(44,136)

Financing Activities
Advances from others	220,866	80,920	7,854
Advances from related parties	1,387,517	561,832	397,202
Repayments to related parties	(332,251)	(261,494)	(45,757)
Issuance of convertible debentures	300,000	–	–
Issuance of common shares	590,939	581,220	–
Subscriptions received	173,698	–	173,698

Net Cash Provided by Financing Activities	2,340,769	962,478	532,997

Foreign Currency Translation	(47,661)	21,235	(68,896)

Change in Cash	42,787	38,497	4,073

Cash – Beginning of Period	–	4,290	217

Cash – End of Period	42,787	42,787	4,290

Non-cash Investing and Financing Activities
Advance royalty deposits payable	–	25,000	–
Shares issued to settle debt	226,738	226,550	–
Shares issued for convertible debenture conversions	300,000	–	–
Shares to be issued to settle debt included in subscriptions received	7,500	–	7,500
Promissory notes issued to acquire assets	73,346	73,346	–
Shares issued for consulting fees	938,500	938,500	–
Shares issued to settle related party debt	269,000	269,000	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc. (A Development Stage Company) Consolidated Statement of Stockholders’ Deficit (expressed in U.S. Dollars) (Restated -see Note 12)
	Common Stock		Additional Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares #	Amount $	Subscribed $	Capital $	Compensation $	Loss $	Deficit $

Balance – March 25, 1999 (Date of Inception)	1	–	–	–	–	–	–

Stock issued for cash pursuant to a private placement	10,125,000	10,125	–	(1,500)	–	–	–

Net loss for the period	–	–	–	–	–	–	–

Balance – May 31, 1999	10,125,001	10,125	–	(1,500)	–	–	–

Net loss for the year	–	–	–	–	–	–	(131,611)

Balance – May 31, 2000	10,125,001	10,125	–	(1,500)	–	–	(131,611)

Net loss for the year	–	–	–	–	–	–	(261,767)

Balance – May 31, 2001	10,125,001	10,125	–	(1,500)	–	–	(393,378)

Stock issued for cash pursuant to a private placement	1,537,500	1,538	–	(257)	–	–	–

Stock issued pursuant to conversion of convertible debentures	450,000	450	–	299,550	–	–	–

Net loss for the year	–	–	–	–	–	–	(509,095)

Balance – May 31, 2002	12,112,501	12,113	–	297,793	–	–	(902,473)

Re-capitalization transactions – June 28, 2002: Shares of AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources Inc.)	2,709,200	2,709	–	(99,300)	(19,118)	–	–

Shares issued for services to be rendered	2,590,000	2,590	–	755,510	(758,100)	–	–

Amortization of deferred compensation	–	–	–	–	169,342	–	–

Common stock to be issued	–	–	181,198	–	–	–	–

Foreign currency translation adjustment	–	–	–	–	–	(68,896)	–

Net loss for the year	–	–	–	–	–	–	(819,608)

Balance at May 31, 2003	17,411,701	17,412	181,198	954,003	(607,876)	(68,896)	(1,722,081)

Shares issued for cash	2,776,131	2,776	(173,698)	682,142	–	–	–

Shares issued to settle debt	713,840	714	(7,500)	233,336	–	–	–

Shares issued to settle related party debt	390,000	390	–	268,610	–	–	–

Shares issued for services	2,000,000	2,000	–	936,500	(938,500)	–	–

Amortization of deferred compensation	–	–	–	–	977,845	–	–

Stock options granted	–	–	–	75,825	–	–	–

Share subscription received	–	–	70,000	–	–	–	–

Shares cancelled	(210,000)	(210)	–	210	–	–	–

Foreign currency translation adjustment	–	–	–	–	–	21,235	–

Net loss for the year	–	–	–	–	–	–	(2,306,783)

Balance at May 31, 2004	23,081,672	23,082	70,000	3,150,626	(568,531)	(47,661)	(4,028,864)

(The change in par value ($0.001) of stock pursuant to the re-capitalization was retroactively adjusted)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(expressed in US dollars)

1.	Nature of Operations and Continuance of Business

AVVAA World Health Care Products, Inc. (the “Company”) was incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 the Company completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of the Company’s issued common shares. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. Certain directors and officers of MYOSP became directors and officers of the Company. The consolidated financial statements include the accounts of the Company since the reverse merger and the historical accounts of MYOSP since the date of its inception, March 25, 1999.

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2004, the Company has not recognized significant revenue, has a working capital deficit of $1,640,972, and has accumulated operating losses of $4,028,864 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company’s fiscal year end is May 31.

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

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

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

Stock-based awards for non-employees are accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock- awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)
(p) Stock-based Compensation (continued)

During the year ended, May 31, 2004, the Company recognized stock-based compensation of $1,053,670. Of this amount, $75,825 was recognized as the fair value of stock options granted to non-employees while the remaining amount of $977,845 represented the fair value of shares issued for consulting services rendered by employees and non-employees.

During the year, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As the Company has not granted any stock options to employees for the years ended May 31, 2004 and 2003, no pro forma information has been presented.

The fair value of the options granted during the year (no options were granted in the previous year) was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended May 31, 2004 $

Expected dividend yield	0%
Risk-free interest rate	1.19%
Expected volatility	123%
Expected option life (in years)	1

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

6.	Related Party Advances and Transactions
	2004 $	2003 $

(a) Advances

(i) Shield-Tech Products Inc.	410,227	415,049
(ii) Owing to the licensor (Note 3)	–	25,000
(iii) Owing to directors and/or officers	449,385	339,879

	859,612	779,928

(i)

Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company’s behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

(ii)	The licensor is a minority shareholder.
(iii)	The amounts due to directors and/or officers are unsecured, without fixed repayment terms and are non-interest bearing.
(b)	Transactions

Six directors/officers were paid or accrued $640,000 (2003 - $287,877) during the year for consulting services rendered.

(c)	Debt Settlement

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

(d)

On May 1, 2004, the Board and the stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000. The amendment was processed by the Company subsequent to year end.

(e)

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(expressed in US dollars)

8.	Common Stock (continued)
(f)	Stock Options

On December 2, 2002, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,450,000 shares of common stock pursuant to the Company’s 2002 Benefit Plan (the “Plan”). The determination of those eligible to received options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company’s Board of Directors.

During the year, the Company granted 225,000 stock options to non-employees pursuant to the Plan at a weighted average grant date fair value of $0.34. The Company charged stock-based compensation expense of $75,825 to operations in accordance with SFAS 123 during the year.

A summary of the changes in the Company’s stock options is presented below:

	May 31, 2004		May 31, 2003
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of year	–	$ –	–	$ –
Granted	225,000	0.87	–	–
Exercised	–	–	–	–
Forfeited/Expired	–	–	–	–
–
Balance, end of year	225,000	$ 0.87	–	$ –

Additional information regarding stock options outstanding as at May 31, 2004 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.70	100,000	0.78	0.70	100,000	0.70
1.00	125,000	0.78	1.00	125,000	1.00

	225,000	0.78	0.87	225,000	0.87
(g)	Non-cash Consideration

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

On February 15, 2004 the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $129,000 for services to be rendered over a three-month period, which was charged to operations.

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

On May 14, 2004, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $70,000 for services rendered which was charged to operations.

9.	Income Taxes

The tax effects of the significant temporary differences, which would comprise tax assets at May 31, 2004 and 2003, are as follows:

	2004	2003
	$	$

Deferred tax asset:

Operating loss carryforward	399,022	246,000

Valuation allowance	(399,022)	(246,000)

Net deferred tax asset	–	–

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(expressed in US dollars)

12.	Restatement

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

	May 31, 2004 As Reported $	Adjustment $	May 31, 2004 As Restated $

Balance Sheet
Common stock	22,456	626	23,082
Additional common stock subscribed	249,040	(179,040)	70,000
Additional paid-in capital	2,896,387	254,239	3,150,626
Deficit accumulated during the development stage	(3,953,039)	(75,825)	(4,028,864)

	Year Ended May 31, 2004 As Reported $	Adjustment $	Year Ended May 31, 2004 As Restated $

Income Statement
General and administrative
Stock-based compensation	977,845	75,825	1,053,670

Net loss for the year	2,230,958	75,825	2,306,783

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

JACK FARLEY has been our President, Chief Executive Officer and a member of the Board of Directors since June 28, 2002. Since November 1995 he has been the President of Mind Your Own Skin Products, Inc. Since such time he was also President and Chief Executive Officer of Shield- Tech Products Inc. an environmental products company which Mr. Farley founded. In December 2000 here signed as officer of Shield-Tech Products, Inc. to work full time for Mind Your Own Skin Products, Inc. Mr. Farley has undertaken extensive training courses in public speaking skills, financial analysis, marketing, negotiating, management and labor relations.

From September 1963 to 1995, Mr. Farley worked for Petro-Canada Marketing, a major international petroleum corporation. Between 1963 and 1972, Mr. Farley was employed in several capacities at Petro-Canada Marketing as a Sales Trainee up to a Senior Marketing Representative for all markets in Northern Manitoba. From1973 to 1989 he was employed at Petro-Canada Marketing in the following capacities: Manager, Planning Advisor, Merchandising Advisor, Forestry Account Executive. From1989 to 1995 he was the Senior Forestry Account Executive for Western Canada and manager of Bunker (heavy fuel) sales out of the Western Canadian Refineries. As the Senior Forestry Account Executive he was responsible for the sales and distribution to all major forestry companies in Western Canada. Mr. Farley was also a

Lubricant Technical Sales and Marketing Consultant for the United Stated markets from June 1996 to June 1998. He brings extensive experience in planning, distribution, retailing, merchandising and contract negotiation.

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

From 1997 to 1999 he was the managing director of Triathlon Canada where he facilitated in the development and implementation of a strategic plan entitled “Towards 2000 and Beyond”. He also participated in the development of prizewinning marketing materials and had extensive involvement in the fund raising and communications program.

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

Since August 2000 he has been the Clinical Service Chief and Assistant Professor at the Medical College of Pennsylvania-Hahnemann University. From February 1999to August 2000 he was the Chairman of the Radiation Oncology Department at the Wiles-Barre General Hospital. From April 1997 to January 1999 he was the medical director of the Tri County Regional Cancer Center (Holy Redeemer Hospital and Warminster General Hospital) in Southampton, Pennsylvania. From December 1995 to April 1997 he was employed at the St. Mary Regional Cancer Center in Langhorne, Pennsylvania. From January 1993 to December 1995 Dr. Alden was an Assistant Professor and Instructor at the Department of Radiation Oncology and Nuclear Medicine at the Thomas Jefferson University Hospital.

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

JAMES MACDONALD became our director on September 26, 2002. He has a 38 year career in Canadian and international banking and finance. He presently serves as a senior executive in a privately operated offshore finance company. He previously worked as a commercial credit analyst for the Canadian Imperial Bank of Commerce headquartered in Toronto, Ontario, Canada. He started working for them in 1954 until his retirement in May, 1992. His portfolio included the support of over 1,500 lending accounts with more than $100 million in loan requirements. In 1978, he was an Honor graduate of the University of Toronto and York University, located in Ontario, Canada. Recently, from 1998 through 2002,he was Vice President - Commercial Finance for Monex International, Inc. based in Burlington, Ontario, Canada.

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

Compliance with Section 16(a) of the Exchange Act

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in fiscal year ending May 31, 2004 and 2003 whose salary and compensation exceeded $100,000. In fiscal year ending May 31, 2003, Jack Farley, our President, Chief Executive Officer and director received $103,138 in compensation. This was all in the form of cash salary. In fiscal year ending May 31, 2004, Jack Farley, our President, Chief Executive Officer and director received $102,000 in compensation. This was all in the form of cash salary.

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

Security Ownership of Beneficial Owners

Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Jack Farley (2)	5,200,000(1)	21.84%

Charles Austin (2)	437,500	1.84%
Dr. Mark Alden (2)	475,000	1.99%

Directors and Officers as a group (3 persons)	6,112,500	25.67%

(1) This amount includes 2,475,000 shares owned by Lorie Dale Campbell-Farley,

Mr. Farley’s wife.

(2) The address for such individuals is c/o AVVAA World Health Care Products,

Inc., 3018 Schaeffer Road, Falkland, B.C. Canada V0E 1W0.

Officers and Directors Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Jack Farley (2)	5,200,000(1)	21.84%

Charles Austin (2)	437,500	1.84%
Dr. Mark Alden (2)	475,000	1.99%

Directors and Officers as a group (3persons)	6,112,500	25.67%

(1) The address for such individuals is c/o AVVAA World Health Care Products,

Inc., 3018 Schaeffer Road, Falkland, BC, Canada V0E 1W0.

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

Related Party Advances and Transactions

	2003	2002
	$	$
(a) Advances

(i)Shield-Tech Products Inc.	415,049	-
(ii) Owing to the licensor (Note 3)	25,000	-
(iii)Owing to directors and/or officers	339,879	97,759

	779,928	97,759

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

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

Dated: September, 19 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jack Farley Jack Farley	President, Chief Executive Officer and Director	Dated: September 19, 2005

By: /s/Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: September 19, 2005

By: /s/Mark Alden	Director	Dated: September 19, 2005
Mark Alden

By: /s/James MacDonald	Director	Dated: September 19, 2005
James MacDonald