Form 10QSB
period 2005-08-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-10-24
CIK 1092534

                U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26715

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-395714
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Box 459, 1710 Shuswap Ave

Lumby,BC, Canada V0E 2G0

(Address of principal executive offices) (Zip Code)\

(250) 379-2727

(Registrant’s telephone number, including area code)

PO Box 335, 3018 Schaeffer Road

Falkland, BC Canada V0E 1W0

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 24, 2005, we had 35,665,572 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	August 31,	May 31,
	2005 $	2005 $
	(unaudited)	(audited)
Assets

Current Assets
Cash	27,231	112,995
Accounts receivable	8,636	7,584
Inventory (Note 3)	321,678	217,770
Prepaid expenses and deposits	13,724	98,795

Total Current Assets	371,269	437,144

Property and Equipment (Note 5)	324,763	18,170

Website Development Costs (Note 6)	6,198	6,511

Deferred Financing Fees (Note 7)	101,108	130,838

Total Assets	803,338	592,663

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	569,864	524,942
Accrued liabilities	109,434	78,841
Convertible notes, less unamortized discount of $350,164 (Note 7)	499,336	331,877
Due to related parties (Note 8)	1,197,912	1,094,835
Other advances (Note 9)	225,636	211,395
Mortgages payable (Note 10)	294,836	-

Total Current Liabilities	2,897,018	2,241,890

Commitments (Note 13)
Contingent Liability and Legal Proceedings (Note 14)
Subsequent Event (Note 15)

Stockholders’ Deficit

Common Stock – 100,000,000 shares authorized at $0.001 par value; 35,794,872 issued and outstanding	35,795	35,795

Additional Paid-in Capital	7,037,286	6,897,286

Deferred Compensation	(1,106,325)	(1,319,725)

Accumulated Other Comprehensive Loss	(101,297)	(87,944)

Deficit Accumulated During the Development Stage	(7,959,139)	(7,174,639)

Total Stockholders’ Deficit	(2,093,680)	(1,649,227)

Total Liabilities and Stockholders’ Deficit	803,338	592,663

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. Dollars)

(unaudited)

	Accumulated
	from
	March 25, 1999
	(Date of Inception)	Three Months Ended
	to August 31,	August 31,
	2005 $	2005 $	2004 $

Sales	42,011	19,581	-

Cost of Sales	22,932	10,451	-

Gross Profit	19,079	9,130	-

Operating Expenses

Depreciation	22,564	4,098	1,759
Impairment loss on assets	310,898	-	-
Research and development (1)	998,565	22,312	19,500
Selling, general and administrative (1)	6,069,186	542,395	583,174

Total Operating Expenses	7,401,213	568,805	604,433

Net Loss from Operations	(7,382,134)	(559,675)	(604,433)

Debt Issue Costs	(63,942)	(40,230)	-
Interest Expense	(544,208)	(184,595)	(2,769)
Gain on Settlement of Debt	13,317	-	-
Other Income	17,828	-	-

Net Loss for the Period	(7,959,139)	(784,500)	(607,202)

Other Comprehensive Loss
Foreign currency translation gain (loss)	(101,297)	(13,353)	(4,744)

Comprehensive Loss	(8,060,436)	(797,853)	(611,946)

Basic and Diluted Net Loss Per Share		(0.02)	(0.03)

Weighted Average Common Shares Outstanding		35,795,000	23,211,000

(1) Stock-based compensation is included in the following:

Selling, general and administrative	2,790,398	213,400	403,510
Research and development	56,000	-	-

	2,846,398	213,400	403,510

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)

(unaudited)

	Three Months Ended

	August 31,
	2005 $	2004 $

Operating Activities

Net loss for the period	(784,500)	(607,202)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on convertible notes	124,179	-
Amortization of deferred compensation and other stock-based compensation	213,400	403,510
Debt issue costs	40,230	-
Depreciation	4,098	1,759
Intrinsic value of beneficial conversion features on the convertible notes	43,280	-
Changes in operating assets and liabilities
Accounts receivable	(583)	-
Inventory	(86,456)	-
Prepaid expenses and deposits	84,326	(59,138)
Accounts payable and accrued liabilities	75,515	(40,245)

Net Cash Used In Operating Activities	(286,511)	(301,316)

Investing Activities

Purchase of property and equipment	(15,047)	(15,503)

Net Cash Used In Investing Activities	(15,047)	(15,503)

Financing Activities

Advances from others	10,951	4,651
Advances from related parties	94,966	58,039
Repayments to related parties	(26,155)
Proceeds from convertible notes	140,000	-
Debt issue costs	(10,500)	-
Proceeds from issuance of common stock	-	319,827

Net Cash Provided by Financing Activities	209,262	382,517

Effect of Exchange Rate Changes on Cash	6,532	(4,744)

Change in Cash	(85,764)	60,954

Cash – Beginning of Period	112,995	42,787

Cash – End of Period	27,231	103,741

Non-cash Investing and Financing Activities

Mortgage proceeds to acquire land and building	294,836	-
Shares issued to settle debt	-	39,333
Shares issued for consulting fees and services	-	551,447

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2005, the Company has not recognized significant revenue, has a working capital deficit of $2,525,749 and has accumulated operating losses of $7,959,139 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

(g)	Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method. The annual depreciation rates in years are as follows:

Building	20
Computer equipment	3
Moulds	3
Office equipment	3
(h)	Website Development Costs

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
(j)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of the Company’s wholly owned Canadian subsidiaries is the Canadian dollar. Foreign currency transactions and balances are translated in accordance with SFAS, No. 52 “Foreign Currency Translation”. Transactions undertaken in a currency other than the U.S. dollar are remeasured into U.S. dollars using exchange rates at the date of the transaction. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Assets and liabilities of the Company’s wholly owned subsidiaries are translated into U.S. dollars using the period end exchange rate. Revenue and expenses are translated using average exchange rates. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in current operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
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

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Home Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on a straight-line basis over the vesting period of the individual options.

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

During the three months ended August 31, 2005, the Company recognized stock-based compensation of $213,400 (2004 - $403,510) in accordance with SFAS 123.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	(q)	Stock-based Compensation (continued)

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

No options were granted in the three months ended August 31, 2005. In the three months ended August 31, 2004 the fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended August 31, 2004 $

Expected dividend yield	0%
Risk-free interest rate	3.87%
Expected volatility	115%
Expected option life (in years)	5

Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, there would have been no change in the net loss for the three months ended August 31, 2005 and the net loss would have increased by $610,014 for the three months ended August 31, 2004. The stock options granted to employees vested immediately upon grant.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

	Three Months Ended August 31,
	2005 $	2004 $

Net loss – as reported	(784,500)	(607,202)
Add: Stock-based employee compensation expense included in net loss – as reported	-	-
Deduct: Stock-based employee compensation expense determined under fair value method	-	(610,014)

Net loss – pro forma	(784,500)	(1,217,216)

Net loss per share (basic and diluted) – as reported	(0.02)	(0.03)
Net loss per share (basic and diluted) – pro forma	(0.02)	(0.05)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
(r)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact on the Company’s results of operations and financial position.

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

3.	Inventory
	August 31, 2005	May 31, 2005
	Net Carrying Value	Net Carrying Value
	$	$
	(unaudited)	(audited)

Raw materials	149,750	57,893
Finished goods	171,928	159,877

	321,678	217,770

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

5.	Property and Equipment
			August 31, 2005	May 31, 2005
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$
			(unaudited)	(audited)

Land	22,375	-	22,375	-
Building	280,221	-	280,221	-
Computer equipment	17,168	6,388	10,780	12,211
Moulds	21,423	12,387	9,036	3,534
Office equipment	2,565	214	2,351	2,425

	318,726	18,991	324,763	18,170

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

6.	Website Development Costs
			August 31, 2005	May 31, 2005
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$
			(unaudited)	(audited)

Website development costs	8,245	2,047	6,198	6,511

7.	Convertible Notes

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

The Company has received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement (“SB-2”) with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% (subsequently amended to 5%) for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes.

On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued. The remaining warrants will be issued upon the receipt of the additional financing of $440,000 as described above.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

7.	Convertible Notes (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $446,059 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $660,000 at maturity. To August 31, 2005 accrued interest of $21,408 (May 31, 2005 - $8,100) has been included in accrued liabilities, and interest expense in the three months ended August 31, 2005 of $112,431 has been accreted increasing the carrying value of the convertible notes to $345,308 (May 31, 2005 - $232,877).

There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above). For the $49,500 in convertible notes, the Company recognized the intrinsic value of the beneficial conversion feature of $18,000 as additional paid-in capital and a charge to interest expense in fiscal 2005.

The Company incurred debt issue costs of $154,550 relating to these convertible notes in fiscal 2005. During the three months ended August 31, 2005, $38,955 ($23,712 in the period ended May 31, 2005) has been charged to debt issue costs and the balance of $91,883 will be expensed over the remaining term of the convertible notes.

On August 1, 2005, the financing agreements were amended and the Company issued $140,000 in convertible notes. The terms and conditions of the original agreements are unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Also the penalty for the delay in the Company’s SB-2 filing with the SEC becoming effective within 90 days of April 5, 2005 has been increased to 5% for each 30 day period. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible note of $43,280 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $96,720 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $96,720 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $140,000 at maturity. As at August 31, 2005, accrued interest of $921 has been included in accrued liabilities, and interest expense in the three months ended August 31, 2005 of $11,748 has been accreted increasing the carrying value of the convertible notes to $55,028.

The Company incurred debt issue costs of $10,500 relating to the $140,000 convertible notes. During the three months ended August 31, 2005, $1,275 has been charged to debt issue costs and the balance of $9,225 will be expensed over the remaining term of the convertible notes.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

8.	Related Party Balances and Transactions
	August 31, 2005 $	May 31, 2005 $
	(unaudited)	(audited)

(a) Balances

(i) Shield-Tech Products Inc.	471,161	445,588
(ii) Directors and/or officers	674,382	599,719
(iii) Due to former officer	52,369	49,528

	1,197,912	1,094,835
(i)

Shield-Tech Products Inc., a company in which the President of the Company has a significant influence on, conducted research and incurred development expenditures on the Company’s behalf. The advances are without interest, unsecured and due on demand.

(ii)	The advances from directors and/or officers are unsecured, non-interest bearing, and due on demand.
(iii)

The remaining amount owing to a former officer in connection with the failed acquisition of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) (“Mystic”) in fiscal 2004 are secured by promissory notes, non-interest bearing and due on demand. The Company and Mystic decided to terminate the acquisition agreement in fiscal 2004 but have not yet settled the terms.

(b)	Transactions

Six directors/officers were paid/accrued $106,500 for the three months ended August 31, 2005 (2004 – $127,500) for consulting services rendered.

9.	Other Advances
(a)

The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advances are due on demand, unsecured and accrue interest at prime plus 1% per annum. As of August 31, 2005, $40,033 of interest has been accrued on these advances and is included in other advances.

(b)

On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received CAD$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid CAD$30,000 leaving a balance of $60,652 (CAD$72,000) remaining as at August 31, 2005.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

9.	Other Advances (continued)
(c)

On August 30, 2005, the Company was advanced $10,951 (CAD$13,000), which was required to close the purchase of the land and building. The advance is non-interest bearing, unsecured and due on demand. The amount was repaid subsequent to August 31, 2005.

10.	Mortgages Payable

	August 31 2005 $	May 31, 2005 $
	(unaudited)	(audited)

Mortgage payable (CAD$211,250) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 15% per annum compounded monthly, payable in monthly instalments of CAD$1,734, and maturing in September 1, 2006	177,955	–

Mortgage payable (CAD$138,750) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9.95% per annum compounded monthly, payable in monthly instalments of CAD$1,912, and maturing on September 1, 2006	116,881	–

	294,836	–

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

11. Stock Options (continued)

A summary of the changes in the Company’s stock options is presented below:

	Three Months Ended August 31, 2005		Year Ended May 31, 2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of the period	4,300,000	0.25	225,000	0.87
Granted	–	–	4,500,000	0.25
Exercised	–	–	–	–
Forfeited/Expired	–	–	(425,000)	0.59

Balance, end of the period	4,300,000	0.25	4,300,000	0.25

Additional information regarding stock options outstanding as at August 31, 2005 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.15	1,400,000	1.47	0.05	1,400,000	0.05
0.28	1,600,000	1.43	0.10	1,600,000	0.10
0.31	1,000,000	0.89	0.07	1,000,000	0.07
0.38	200,000	0.09	0.02	200,000	0.02
0.42	100,000	0.04	0.01	100,000	0.01

	4,300,000	3.92	0.25	4,300,000	0.25

12.	Stock Purchase Warrants
A summary of the changes in the Company stock purchase warrants is presented below:
	Three Months Ended August 31, 2005		Year Ended May 31, 2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of the period	18,005,471	0.25	3,230,471	0.40
Granted	3,389,284	0.29	14,775,000	0.30
Exercised	–	–	–	–
Forfeited/Expired	(3,230,471)	0.40	–	–

Balance, end of the period	18,164,284	0.30	18,005,471	0.25

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

12.	Stock Purchase Warrants (continued)

As at the August 31, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

2,200,000	0.45	December 15, 2005
200,000	0.38	July 29, 2007
4,125,000	0.20	April 10, 2010
3,093,750	0.25	April 10, 2010
3,093,750	0.30	April 10, 2010
2,062,500	0.45	April 10, 2010
1,129,761	0.20	August 1, 2010
847,321	0.25	August 1, 2010
847,321	0.30	August 1, 2010
564,881	0.45	August 1, 2010

18,164,284

13.	Commitments
(a)

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

The closing of this transaction was subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to March 31, 2005).

The Company delivered 2,677,500 shares to its legal counsel to be held in escrow pending closing of this transaction at which time these shares will be recorded as issued common shares. As the transaction did not close, on September 20, 2005 the Company terminated the agreement and cancelled the 2,677,500 shares.

(b)

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

13.	Commitments (continued)
(c)

On December 20, 2004 the Company entered into a consulting agreement and agreed to pay a 5% commission on sales to customers introduced by the consultant. In addition, the Company will issue 200,000 common shares for each new product marketed by the consultant. The new products are not to exceed one for every two months.

(d)

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

(e)

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

(f)

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

14.	Contingent Liability and Legal Proceedings

The former Vice President of Sales and Marketing of the Company wrongfully registered certain of the Company’s internet domain names in the name of a company controlled by her. The Company was able to obtain registered ownership of some of its domain names and retained legal counsel to gain registered ownership of the rest of the domain names the Company could not recover.

On September 30, 2005, the Company commenced legal proceedings against the former Vice President and her company in the Supreme Court of British Columbia alleging that she breached her fiduciary and contractual duties to the Company on a number of grounds, including wrongfully registering the Company’s internet product property in such a manner and by failing to deliver them to the Company when requested to do so. On September 30, 2005, the Company obtained an interim Court Order requiring her and her company to deliver the internet property to the Company within two days of being served with the Court Order. She was served with the Court Order and complied with it. The Company is now the registered owner of all its internet domain names and its claims for damages against the former Vice President and her company remain outstanding.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. Dollars)

(unaudited)

14.	Contingent Liability (continued)

During September 2005 the Company received an invoice from the former Vice President and her company seeking payment of $240,137 pursuant to her consulting contract with the Company and threatening legal proceedings against the Company. The Company denies the entire amount being claimed is owed and will vigorously defend its position if necessary. The Company has an amount owing to the former Vice President and her company of $131,458 recorded in its books as at August 31, 2005. The Company will seek to set off all damages it can establish in its legal proceedings from the amount, if any, which might be found by a court to be payable by the Company to the former Vice President and her company.

15.	Subsequent Event

The Company requested 2,677,500 shares of common stock issued to Seaside and held in escrow (see Note 13(a)) and 250,000 shares of common stock issued to a consultant who did not meet the terms of his contract, be returned to treasury for cancellation. On September 20, 2005 these shares were returned and cancelled.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

MANAGEMENT’S DISCUSSION

OVERVIEW

We were incorporated on June 3, 1998 in the State of Nevada. On June 28, 2002, we completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. ("MYOSP"), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of our issued common shares. This share issuance resulted in a reverse takeover of us by the shareholders of MYOSP. Certain directors and officers of MYOSP became our directors and officers. The financial statements included in this quarterly report are a continuation of MYOSP (date of inception March 25, 1999).

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

In September 1999, Mind Your Own Skin Products, Inc. (which is our subsidiary now) signed a license agreement with Stalwart United Participations Limited to obtain a license for various human and animal skin care products. A subsequent agreement was signed in February 2002. The agreements are for certain human health care products, human skin care products, animal health care products and animal skin care products. The original license fee was $110,000. The territory granted is the entire world except for Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania. “Neuro Skin” is the United States trademark for our products. It is registration number 2,235,063 with the United States Patent and Trademark office. In March 2005, our trademark counsel filed certain declarations to maintain this trademark.

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

As of August 31, 2005, we have a working capital deficit of $2,525,749 and have accumulated operating losses of $7,959,139 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED AUGUST 31, 2005 (“2005”) COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004 (“2004”)

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2005 was $784,500 ($ 0.02 per share) compared to a net loss of $607,202 ($0.03 per share) in 2004, an increase of $177,298. The primary cause of the increased loss was the increase in interest expense which increased $181,826; this was offset by the decrease in Selling, general and administrative expenses of $44,758. Of the increase in the interest expense, $43,280 relates to expensing the intrinsic value of the beneficial conversion feature of the $140,000 which was advanced under the financing agreements on August 1, 2005, $124,179 was for the accretion of the discount on the convertible notes, and the balance of interest expense relates to the convertible notes and the advance payable. Sales in 2005 contributed Gross profit of $9,130; there were no sales in 2004.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, operations were financed by the following material sources of funds; proceeds from the advance on the convertible notes of $140,000, funds advanced from related net of repayments to related parties of $68,811. In addition, $309,883 was expended on the purchase of property and equipment, primarily the head office building and property in Lumby, British Columbia which was financed though mortgages totaling $294,836.

As of August 31, 2005, we had cash and cash equivalents of $27,231 and had a working capital deficit of $2,525,749. As of the year ending May 31, 2005, we had a working capital deficit of $1,804,746.

As of August 31, 2005 we had inventory on hand of $321,678, consisting of raw materials ($149,750) and finished goods ($171,928).

On April 5, 2005, the Company completed financing agreements totaling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The notes are secured by a grant of a general security interest in all of the Company’s assets both tangible and intangible.

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

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $446,059 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $660,000 at maturity. To August 31, 2005 accrued interest of $21,408 (May 31, 2005 - $8,100) has been included in accrued liabilities, and interest expense in the three months ended August 31, 2005 of $112,431 has been accreted increasing the carrying value of the convertible notes to $345,308 (May 31, 2005 - $232,877).

There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above). For the $49,500 in convertible notes, the Company recognized the intrinsic value of the beneficial conversion feature of $18,000 as additional paid-in capital and a charge to interest expense in fiscal 2005.

The Company incurred debt issue costs of $154,550 relating to these convertible notes in fiscal 2005. During the three months ended August 31, 2005, $38,955 ($23,712 in the period ended May 31, 2005) has been charged to debt issue costs and the balance of $91,883 will be expensed over the remaining term of the convertible notes.

On August 1, 2005, the financing agreements were amended and the Company issued $140,000 in convertible notes. The terms and conditions of the original agreements are unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Also the penalty for the delay in the Company's SB-2 filing with the SEC becoming effective within 90 days of April 5, 2005 has been increased to 5% for each 30 day period. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible note of $43,280 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $96,720 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $96,720 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $140,000 at maturity. As at August 31, 2005, accrued interest of $921 has been included in accrued liabilities, and interest expense in the three months ended August 31, 2005 of $11,748 has been accreted increasing the carrying value of the convertible notes to $55,028.

The Company incurred debt issue costs of $10,500 relating to the $140,000 convertible notes. During the three months ended August 31, 2005, $1,275 has been charged to debt issue costs and the balance of $9,225 will be expensed over the remaining term of the convertible notes.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective as amended at the “reasonable assurance” level. Under the supervision and with the participation of management, as of August 31, 2005 the Certifying Officers reevaluated the effectiveness of the amended design and operation of our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulation; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)	Changes in internal controls

Restatement of our financial statements for the year ending May 31, 2004 was required because of a failure to record stock options.

Our principle executive and principal financial officers reevaluated our control procedures with respect to the recording of stock options granted and the recording of the issuance of common shares on the appropriate date. As a result of this reevaluation, the Company has instituted control procedures to correct this deficiency. All contracts, options granted and shares issued as approved by the Company’s Board of Directors are numbered and recorded in a control log maintained by the Company’s Administrative Accounting Assistant, this log is cross referenced to the Company’s financial statements by the Company’s Controller and reviewed by the Company’s Chief Accounting officer.”

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The former Vice President of Sales and Marketing of the Company wrongfully registered certain of the Company’s internet domain names in the name of a company controlled by her. The Company was able to obtain registered ownership of some of its domain names and retained legal counsel to gain registered ownership of the rest of the domain names the Company could not recover.

On September 30, 2005, the Company commenced legal proceedings against the former Vice President and her company in the Supreme Court of British Columbia alleging that she breached her fiduciary and contractual duties to the Company on a number of grounds, including wrongfully registering the Company’s internet product property in such a manner and by failing to deliver them to the Company when requested to do so. On September 30, 2005, the Company obtained an interim Court Order requiring her and her company to deliver the internet property to the Company within two days of being served with the Court Order. She was served with the Court Order and complied with it. The Company is now the registered owner of all its internet domain names and its claims for damages against the former Vice President and her company remain outstanding.

During September 2005 the Company received an invoice from the former Vice President and her company seeking payment of $240,137 pursuant to her consulting contract with the Company and threatening legal proceedings against the Company. The Company denies the entire amount being claimed is owed and will vigorously defend its position if necessary. The Company has an amount owing to the former Vice President and her company of $131,458 recorded in its books as at August 31, 2005. The Company will seek to set off all damages it can establish in its legal proceedings from the amount, if any, which might be found by a court to be payable by the Company to the former Vice President and her company.

Item 2 - Changes in Securities

On August 1, 2005, the financing agreements were amended and the Company issued $140,000 in convertible notes. The terms and conditions of the original agreements are unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Also the penalty for the delay in the Company’s SB-2 filing with the SEC becoming effective within 90 days of April 5, 2005 has been increased to 5% for each 30 day period. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible note of $43,280 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $96,720 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $96,720 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $140,000 at maturity. As at August 31, 2005, accrued interest of $921 has been included in accrued liabilities, and interest expense in the three months ended August 31, 2005 of $11,748 has been accreted increasing the carrying value of the convertible notes to $55,028.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By: /s/ Jack Farley	Chief Executive Officer, President	Dated: October 24, 2005
Jack Farley

By: /s/Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: October 24, 2005