Form 10KSB/A
period 2004-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-10-27
CIK 1092534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-KSB

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

Transfer Agent for the Company is:

Signature Stock Transfer, Inc.
2301 Ohio Drive, Suite 100
Plano, Texas 75093

EXPLANATION OF AMENDED FILING: THIS FORM 10-KSB IS BEING AMENDED IN THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED MAY 31, 2004. THE COMPANY IS RESTATING THE FINANCIAL STATEMENT TO CORRECT THE CALCULATION OF THE FAIR VALUE OF STOCK OPTIONS GRANTED TO OUTSIDE CONSULTANTS AND THE CORRECTION OF PREVIOUSLY RECORDED SHARE ISSUANCES.

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

On December 22, 2003, we entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). According to the terms of the Agreement, the Joint Venture was to be owned 51% by the Band and 49% by us. We were to have contributed all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. We were also to have provided its management expertise to supervise the construction ofa manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total ofCAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 (see Note 7(b)) and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 was refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan the remaining CAD$4,898,000 was to be advanced according to the approved schedule in the start-up plan. Subsequent to year-end, the Company and the Band decided not to proceed with the Joint Venture and the Company will refund the CAD$102,000.

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

RESTATEMENT OF FINANCIAL STATEMENTS

We have determined that it is appropriate to restate our financial statements as previously filed in our Annual Report filed on Form 10-KSB. The restatement is a result of accounting adjustments required to record the fair value of $75,825 for stock options granted to consultants on March 11, 2004. As a result of the restatement, as of May 31 2004, additional paid-in capital has increased by $75,825 and deficit accumulated during the development stage has increased by $75,825. The Company also corrected the accounting of previously recorded share issuances.

The financial data set forth below presents our condensed consolidated balance sheet as of May 31, 2004 and condensed consolidated statement of operations for the year ended May 31, 2004 showing amounts as previously reported and as restated.

	As of May 31, 2004
Condensed Consolidated Balance Sheet	As Reported	As Restated	Change
Assets	$	$	$
Current assets	42,787	42,787	-
Other assets	239,624	239,624	-
Total assets	282,411	282,411	-

Liabilities and Stockholders’ Deficit
Current liabilities	1,683,759	1,790,290	-
Stockholders’ deficit	(1,401,348)	(1,507,888)	-
Total liabilities and stockholders’ deficit	282,411	282,411	-

	Year ended May 31, 2004
Condensed Consolidated Statement of Operations	As Reported	As Restated	Impact on Net Loss

Gross Profit	3,205	3,205	-
General and administrative expenses	1,557,249	1,633,074	75,825
Selling and marketing expenses	441,704	441,704	-
Research and development expenses	155,690	155,690	-
Write-down of assets	(79,520)	(79,520)	-

Net loss for the year	2,230,958	2,306,783	75,825

Basic and diluted net loss per share	$ (0.11)	$ (0.11)

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

As of May 31, 2004, we have a working capital deficit of $1,747,512 and have accumulated operating losses of $4,028,864 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2004, operations were financed through the following sources: advances from related parties, net of repayments, of $300,338, advances from others of $80,920, issuance of common shares and subscriptions received of $581,220. Expenditures on advanced royalty deposits totaled $25,000.

These funds raised were spent on operating activities of $918,838. Of this amount increases in accounts payable contributed $333,157.

As of May 31, 2004, there was a cash balance of $42,787 and current liabilities of $1,790,299 for a working capital deficit of $1,747,512. It is our intention through our fundraising activities to obtain sufficient funding to cover our working capital deficit and to finance our further development, marketing and promotion of our products, an investor relations program, and to secure additional products.

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

As discussed in Note 12 to the consolidated financial statements, the Company has restated the financial statements for the year ended May 31, 2004 to reflect the fair value of stock options granted to outside consultants and the correction of previously recorded share issuances.

/s/ “Manning Elliott”

Chartered Accountants

Vancouver, Canada

September 13, 2004, except for Note 12 as to which the date is October 21, 2005

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	May 31,	May 31,
	2004 $	2003 $
	(Restated - see Note 12)

Assets

Current Assets

Cash	42,787	4,290

Total Current Assets	42,787	4,290

Patent Protection Costs (Note 3)	11,378	10,000

Advance Royalty Deposits (Note 3)	220,000	220,000

Property and Equipment (Note 4)	8,246	12,958

Total Assets	282,411	247,248

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable (Note 5)	610,331	503,665
Accrued liabilities	99,490	69,949
Due to related parties (Note 6)	859,612	779,928
Other advances (Note 7)	220,866	139,946

Total Liabilities	1,790,299	1,493,488

Contingency (Note 1)
Subsequent Events (Note 11)

Stockholders’ Deficit

Common Stock (Note 8) – 100,000,000 shares authorized at $0.001 par value; 22,455,672 and 17,411,701 issued and outstanding respectively	22,456	17,412

Additional Common Stock Subscribed	70,000	181,198

Additional Paid-in Capital	2,972,212	954,003

Deferred Compensation (Note 8)	(496,031)	(607,876)

Accumulated Other Comprehensive Loss	(47,661)	(68,896)

Deficit Accumulated During the Development Stage	(4,028,864)	(1,722,081)

Total Stockholders’ Deficit	(1,507,888)	(1,246,240)

Total Liabilities and Stockholders’ Deficit	282,411	247,248

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

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)

	Accumulated from
	March 25, 1999
	(Date of Inception)	Year Ended May 31,
	to May 31,
	2004 $	2004 $	2003 $
	(Restated - see Note 12)	(Restated - see Note 12)
Operating Activities
Net loss for the period	(4,028,864)	(2,306,783)	(819,608)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	7,484	6,098	1,386
Recapitalization costs	(115,730)	–	(115,730)
Amortization of deferred compensation and other stock-based compensation	1,138,512	969,170	169,342
Write-down of assets	79,520	79,520	–

Change in operating assets and liabilities
Accounts payable and accrued liabilities	914,271	333,157	348,718

Net Cash Used In Operating Activities	(2,004,807)	(918,838)	(415,892)

Investing Activities
Patent protection costs	(11,378)	(1,378)	–
Purchase of property and equipment	(14,136)	–	(14,136)
Advance royalty deposits	(220,000)	(25,000)	(30,000)

Net Cash Used In Investing Activities	(245,514)	(26,378)	(44,136)

Financing Activities
Advances from others	220,866	80,920	7,854
Advances from related parties	1,387,517	561,832	397,202
Repayments to related parties	(332,251)	(261,494)	(45,757)
Issuance of convertible debentures	300,000	–	–
Issuance of common shares	590,939	581,220	–
Subscriptions received	173,698	–	173,698

Net Cash Provided by Financing Activities	2,340,769	962,478	532,997

Effect of Exchange Rate Changes on Cash	(47,661)	21,235	(68,896)

Change in Cash	42,787	38,497	4,073

Cash – Beginning of Period	–	4,290	217

Cash – End of Period	42,787	42,787	4,290

Non-cash Investing and Financing Activities
Advance royalty deposits payable	–	25,000	–
Shares issued to settle debt	204,510	204,510	–
Shares issued for convertible debenture conversions	300,000	–	–
Shares to be issued to settle debt included in subscriptions received	7,500	–	7,500
Promissory notes issued to acquire assets	73,346	73,346	–
Shares issued for consulting fees	781,500	781,500	–
Shares issued to settle related party debt	269,000	269,000	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc. (A Development Stage Company) Consolidated Statement of Stockholders’ Deficit (expressed in U.S. Dollars) (Restated -see Note 12)
	Common Stock		Additional Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares #	Amount $	Subscribed $	Capital $	Compensation $	Loss $	Deficit $

Balance – March 25, 1999 (Date of Inception)	1	–	–	–	–	–	–

Stock issued for cash pursuant to a private placement	10,125,000	10,125	–	(1,500)	–	–	–

Net loss for the period	–	–	–	–	–	–	–

Balance – May 31, 1999	10,125,001	10,125	–	(1,500)	–	–	–

Net loss for the year	–	–	–	–	–	–	(131,611)

Balance – May 31, 2000	10,125,001	10,125	–	(1,500)	–	–	(131,611)

Net loss for the year	–	–	–	–	–	–	(261,767)

Balance – May 31, 2001	10,125,001	10,125	–	(1,500)	–	–	(393,378)

Stock issued for cash pursuant to a private placement	1,537,500	1,538	–	(257)	–	–	–

Stock issued pursuant to conversion of convertible debentures	450,000	450	–	299,550	–	–	–

Net loss for the year	–	–	–	–	–	–	(509,095)

Balance – May 31, 2002	12,112,501	12,113	–	297,793	–	–	(902,473)

Re-capitalization transactions – June 28, 2002: Shares of AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources Inc.)	2,709,200	2,709	–	(99,300)	(19,118)	–	–

Shares issued for services to be rendered	2,590,000	2,590	–	755,510	(758,100)	–	–

Amortization of deferred compensation	–	–	–	–	169,342	–	–

Common stock to be issued	–	–	181,198	–	–	–	–

Foreign currency translation adjustment	–	–	–	–	–	(68,896)	–

Net loss for the year	–	–	–	–	–	–	(819,608)

Balance at May 31, 2003	17,411,701	17,412	181,198	954,003	(607,876)	(68,896)	(1,722,081)

Shares issued for cash	2,776,131	2,776	(173,698)	682,142	–	–	–

Shares issued to settle debt	637,840	638	(7,500)	211,372	–	–	–

Shares issued to settle related party debt	390,000	390	–	268,610	–	–	–

Shares issued for services	1,450,000	1,450	–	780,050	(781,500)	–	–

Amortization of deferred compensation	–	–	–	–	893,345	–	–

Stock options granted	–	–	–	75,825	–	–	–

Share subscription received	–	–	70,000	–	–	–	–

Shares cancelled	(210,000)	(210)	–	210	–	–	–

Foreign currency translation adjustment	–	–	–	–	–	21,235	–

Net loss for the year	–	–	–	–	–	–	(2,306,783)

Balance at May 31, 2004	22,455,672	22,456	70,000	2,972,212	(496,031)	(47,661)	(4,028,864)

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2004, the Company has not recognized significant revenue, has a working capital deficit of $1,747,512, and has accumulated operating losses of $4,028,864 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

During the year, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

On December 2, 2002, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,450,000 shares of common stock pursuant to the Company’s 2002 Benefit Plan (the “Plan”). The determination of those eligible to receive options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company’s Board of Directors.

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
(b)

On June 10, 2004, the Company issued 300,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $87,000 for services to be rendered over a three month period starting on May 7, 2004. The Company charged $14,500 to operations in fiscal 2004 and this amount was included in accrued liabilities as at May 31, 2004.

(c)	On June 10, 2004 the Company issued 76,000 shares of common stock to settle debt of $22,040.
(d)

On June 24, 2004, the Company granted 2,800,000 stock options to various employees and outside consultants at an exercise price of $0.28 per share (except 1,000,000 stock options granted to the President and CEO, which has an exercise price of $0.31 per share). The stock options expire on June 24, 2009.

(e)

On June 29, 2004, the Company issued 250,000 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $70,000 for services rendered which was charged to operations in fiscal 2004. The agreement to settle the services rendered was entered into on May 14, 2004 and $70,000 was included in accrued liabilities as at May 31, 2004.

(f)	On July 10, 2004, the Company granted 100,000 stock options to a director at an exercise price of $0.42 per share expiring on July 9, 2009.
(g)	On July 15, 2004, the Company issued 400,000 shares of common stock having an aggregate fair value of $180,000 for consulting services to be rendered over a two year period.
(h)	On July 28, 2004, the Company issued 250,000 shares of common stock having an aggregate fair value of $112,500 for consulting services rendered.
(i)

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

(j)	On August 4, 2004, the Company issued 80,000 shares of common stock to settle debt of $30,400.
(k)	Subsequent to year end the Company and the Band decided not to proceed with the joint venture described in Note 1.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

12.	Restatement

The Company has restated its consolidated financial statements for the year ended May 31, 2004. The Company is restating the financial statements to reflect the fair value of stock options granted to outside consultants. In addition, previously recorded stock-based compensation and share issuances were reversed and liabilities were reinstated as it was determined that these shares were not physically issued as at May 31, 2004.

	May 31, 2004 As Previously Reported $	Adjustment $	May 31, 2004 As Restated $

Balance Sheet
Accounts payable	588,291	22,040	610,331
Accrued liabilities	14,990	84,500	99,490
Common stock	23,082	(626)	22,456
Additional paid-in capital	3,150,626	(178,414)	2,972,212
Deferred compensation	(568,531)	72,500	(496,031)

	As Originally
	Reported

Deficit accumulated during the development stage	(3,953,039)	(75,825)	(4,028,864)

	Year Ended May 31, 2004 As Originally Reported $	Adjustment $	Year Ended May 31, 2004 As Restated $

Statement of Operations
General and administrative
Stock-based compensation	977,845	75,825	1,053,670

Net loss for the year	(2,230,958)	(75,825)	(2,306,783)

There was no change to the basic and diluted net loss per share resulting from the restatement.

In addition to the restatements noted above, certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company’s financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have reevaluated our control procedures with respect to the accurate and timely recording of stock options granted and common share issuances in the Company's financial statements. As a result of this reevaluation, the Company has implemented control procedures to correct a deficiency, in the recording of stock options and common share issuances. Controls implemented include the numerical sequencing of all stock options granted and common shares issued as approved by the Company's Board of Directors. A separate control log is maintained by the Company's Administrative Accounting Assistant. This log is independently reviewed by the Company's Controller and Chief Accounting Officer. These procedures were executed in July 2005 and carried out retroactively to June 1, 2003. No additional errors were detected. As a result of this reevaluation, the Company continues to believe that its disclosure controls and procedures were effective.

Changes in internal controls

Restatement of our financial statements for the year ended May 31, 2004 was required to correct the calculation of the fair value of stock options granted to outside consultants.

Our principle executive and principal financial officers reevaluated our control procedures. As a result of this reevaluation, the Company has implemented control procedures to correct a deficiency, in the recording of stock options and common share issuances. Controls implemented include the numerical sequencing of all stock options granted and common shares issued as approved by the Company's Board of Directors. A separate control log is maintained by the Company's Administrative Accounting Assistant. This log is independently reviewed by the Company's Controller and Chief Accounting Officer. These procedures were executed in July 2005 and carried out retroactively to June 1, 2003. No additional errors were detected.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended May 31, 2004, we were billed $29,500 for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended May 31, 2004, we were billed $2,800 for professional services rendered for tax compliance, tax advice, and tax planning, respectively.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended May 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By: /s/	Jack Farley
JACK FARLEY
PRESIDENT, CHIEF EXECUTIVE OFFICER
AND DIRECTOR

Dated: October 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jack Farley Jack Farley	President, Chief Executive Officer and Director	Dated: October 26, 2005

By: /s/Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: October 26, 2005

By: /s/Mark Alden	Director	Dated: October 26, 2005
Mark Alden

By: /s/James MacDonald	Director	Dated: October 26, 2005
James MacDonald