Form 10QSB/A
period 2005-02-28
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-10-27
CIK 1092534

                U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-QSB

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 26 , 2005, we had 35,665,572 shares of common stock outstanding, $0.001 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes |_| No |X|

EXPLANATION OF AMENDED FILING: THIS FORM 10-QSB IS BEING AMENDED IN THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005. THE COMPANY IS RESTATING THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATION OF THE FAIR VALUE OF STOCK OPTIONS GRANTED TO OUTSIDE CONSULTANTS. THE COMPANY RESTATED THE STATEMENT OF CASH FLOWS TO CORRECTLY PRESENT THE RELATED PARTY ADVANCES AND REPAYMENTS. THE 2004 COMPARATIVE FIGURES ON THE BALANCE SHEET HAVE ALSO BEEN REVISED IN LIGHT OF THE RESTATEMENT FILED IN AMENDMENT NO. 2 TO THE 10-KSB FOR THE YEAR ENDED MAY 31, 2004.

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	February 28,	May 31,
	2005 $	2004 $
	(Restated - see Note 11(b))	(Restated - see Note 11(a))
Assets

Current Assets

Cash	10,848	42,787
Amounts receivable	8,366	–
Inventory	213,366	–
Prepaid expenses	25,827	–

Total Current Assets	258,407	42,787

Patent Protection Costs (Note 3)	11,378	11,378

Advance Royalty Deposits (Note 3)	219,796	220,000

Property and Equipment (Note 4)	18,017	8,246

Website Development Costs (Note 5)	8,917	–

Total Assets	516,515	282,411

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	582,048	610,331
Accrued liabilities	17,151	99,490
Due to related parties (Note 6)	1,155,723	859,612
Other advances (Note 7)	218,516	220,866

Total Liabilities	1,973,438	1,790,299

Commitments (Note 9)
Subsequent Events (Note 10)

Stockholders’ Deficit

Common Stock (Note 8) – 100,000,000 shares authorized at $0.001 par value; and 32,634,872 and 22,455,672 issued and outstanding, respectively	32,635	22,456

Additional Common Stock Subscribed	–	70,000

Additional Paid-in Capital	5,568,877	2,972,212

Deferred Compensation (Note 8)	(1,252,761)	(496,031)

Accumulated Other Comprehensive Loss	(90,632)	(47,661)

Deficit Accumulated During the Development Stage	(5,715,042)	(4,028,864)

Total Stockholders’ Deficit	(1,456,923)	(1,507,888)

Total Liabilities and Stockholders’ Deficit	516,515	282,411

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. Dollars)

	Accumulated
	From
	March 25, 1999
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
	2005 $	2005 $	2004 $	2005 $	2004 $
	(Restated – see Note 11(b))			(Restated – see Note 11(b))

Revenue	14,614	5,205	9,409	5,205	9,409

Cost of Sales	8,772	2,568	6,619	2,568	6,619

Gross Profit	5,842	2,637	2,790	2,637	2,790

Expenses

General and Administrative

Consulting	1,161,144	75,787	123,214	278,323	393,113
Consulting – stock-based compensation	2,122,061	248,296	136,812	899,049	375,158
Depreciation	15,691	4,107	2,564	8,207	4,920
Foreign exchange loss (gain)	20,596	1,470	(798)	(2,468)	(798)
Gain on settlement of debt	(9,155)	(9,155)	–	(9,155)	–
Impairment loss on assets	79,520	–	–	–	–
Interest	46,174	4,678	2,467	10,332	7,740
Office, telephone and rent	110,257	23,730	15,925	58,623	21,534
Professional fees	284,377	21,144	6,465	54,824	23,677
Transfer agent and regulatory fees	21,786	3,162	3,758	4,880	5,282
Travel	44,852	1,791	3,371	27,109	5,846

	3,897,303	375,010	293,778	1,329,724	836,472

Selling and Marketing

Consulting	962,385	76,329	99,456	223,119	296,084
Promotion	26,942	(320)	5,768	14,363	11,324
Wages and benefits	6,006	182	5,824	182	5,824

	995,333	76,191	111,048	237,664	313,232

Research and Development

Consulting	569,906	20,427	19,500	59,427	58,500
Consulting – stock-based compensation	62,000	–	–	62,000	–
Health agency approvals	185,700	–	–	–	–
Rent	10,642	–	–	–	–

	828,248	20,427	19,500	121,427	58,500

Net Loss for the Period	(5,715,042)	(468,991)	(421,536)	(1,686,178)	(1,205,414)

Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustment	(90,632)	22,839	(24,807)	(42,971)	10,939

Comprehensive Loss	(5,805,674)	(446,152)	(446,343)	(1,729,149)	(1,194,475)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.02)	(0.07)	(0.06)

Weighted Average Common Shares Outstanding		27,936,000	21,175,000	25,386,000	19,702,000

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)

	Nine Months Ended
	February 28	February 29
	2005 $	2004 $
	(Restated – see Note 11(b))
Operating Activities

Net loss for the period	(1,686,178)	(1,205,414)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of advance royalty deposit	204	–
Depreciation	8,207	4,920
Amortization of deferred compensation and other stock-based compensation	961,049	375,158
Shares issued for payment for expenses	9,300	–
Gain on settlement of debt	(9,155)	–

Changes in operating assets and liabilities
Amounts receivable	(8,366)	(378)
Inventory	(88,366)	–
Prepaid expenses	(25,827)	–
Accounts payable and accrued liabilities	112,298	56,186

Net Cash Used In Operating Activities	(726,834)	(769,528)

Investing Activities
Website development costs	(9,728)	–
Purchase of property and equipment	(17,167)	–
Advance royalty deposits	–	(25,000)

Net Cash Used In Investing Activities	(26,895)	(25,000)

Financing Activities
Advances from related parties	452,640	360,051
Repayments to related parties	(156,529)	(131,970)
Advances from non-related parties	–	43,541
Repayment to non-related parties	(2,350)	–
Issuance of common shares	471,000	511,218

Net Cash Provided by Financing Activities	764,761	782,840

Effect of Exchange Rate Changes on Cash	(42,971)	10,939

Change in Cash	(31,939)	(749)

Cash – Beginning of Period	42,787	4,290

Cash – End of Period	10,848	3,541

Non-cash Investing and Financing Activities
Fair value of stock options granted	159,190	–
Advance royalty deposits payable	–	25,000
Shares issued to settle debt	213,765	–
Shares to be issued to settle debt included in subscriptions received	–	115,086
Promissory notes issued to acquire assets	–	78,785
Shares issued to purchase inventory	125,000	–
Shares issued for consulting services	1,588,589	265,000
Shares issued for payment of expenses	9,300	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

(expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

AVVAA World Health Care Products, Inc. (the “Company”) was incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 the Company completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of the Company’s issued common shares. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. Certain directors and officers of MYOSP became directors and officers of the Company. The consolidated financial statements include the accounts of the Company since the reverse merger and the historical accounts of MYOSP since the date of its inception March 25, 1999.

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2005, the Company has not recognized significant revenue, has a working capital deficit of $1,715,031 and has accumulated operating losses of $5,715,042 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

During the year, the Company recognized stock-based compensation of $961,049 in accordance with SFAS 123. Of this amount, $159,190 was recognized as the fair value of stock options granted to non-employees while the remaining amount of $801,859 represented the fair value of shares issued for consulting services rendered by employees and non-employees.

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

The fair value of the options granted during the year (no options were granted in the comparable period) was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended February 28, 2005 $

Expected dividend yield	0%
Risk-free interest rate	3.85%
Expected volatility	123%
Expected option life (in years)	5

Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $630,143 for the nine months ended February 28, 2005. The stock options granted to employees vested immediately upon grant.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

2.      Summary of Significant Accounting Principles (continued)

(p)	Stock-based Compensation (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2005 $	2004 $	2005 $	2004 $
	(unaudited)		(unaudited)

Net loss – as reported	(468,991)	(421,536)	(1,686,178)	(1,205,414)
Add: Stock-based compensation expense included in net loss – as reported	–	–	961,049	–
Deduct: Stock-based compensation expense determined under fair value method	–	–	(1,591,192)	–

Net loss – pro forma	(468,991)	(421,536)	(2,316,321)	(1,205,414)

Net loss per share (basic and diluted) – as reported	(0.02)	(0.02)	(0.06)	(0.06)
Net loss per share (basic and diluted) – pro forma	(0.02)	(0.02)	(0.09)	(0.06)
(q)	Recent Accounting Pronouncements

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

(ii)

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

On May 7, 2004, the Company entered into an agreement to issue 300,000 shares of common stock for consulting services. These shares were issued on June 10, 2004 at an aggregate fair value of $87,000 for services to be rendered over a three month period. The Company charged $14,500 to operations during the period ended May 31, 2004 which was included in accrued liabilities as at May 31, 2004. $72,500 was recorded as compensation expense during the year.

On May 14, 2004, the Company entered into an agreement to issue 250,000 shares of common stock for consulting services. These shares were issued on June 29, 2004 at an aggregate fair value of $70,000 for services rendered which was charged to operations in fiscal 2004 and included in accrued liabilities as at May 31, 2004.

On June 10, 2004 the Company issued 76,000 shares of common stock to settle debt of $22,040.

On June 30, 2004, the Company issued 80,000 shares of common stock having an aggregate fair value of $30,400 for consulting services rendered. Of this amount, $17,293 was used to settle debt and the remaining $13,107 was charged to operations during the year ended May 31, 2005.

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

On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC (“Seaside”), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company’s common shares at $0.46 per share, in exchange for shares of Seaside. Seaside has entered into a “lock-up” agreement with the Company pursuant to which it has agreed not to trade the Company’s shares it will receive as a result of this transaction for a period of one year from the closing date. The Company has agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the “lock-up” period. In full payment for our shares, Seaside will issue its shares to the Company equivalent to $1,177,970. Thirty percent of Seaside’s shares will be held in escrow for one year following their issuance and in the event the per share market price of the Company’s common stock at such time is less than the per share value of the Company’s stock at the time of the closing, Seaside will be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to the Company at such time. The closing of this transaction is subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to March 31, 2005). The Company entered into this transaction to assist in financing its operations. Once this transaction is completed, the Company will have the ability to either; sell the Seaside shares on a prescribed formula basis not exceeding 10% per month or use the Seaside shares as collateral for a loan. The Company has delivered 2,550,000 shares to its legal counsel to be held in escrow pending closing of this transaction at which time these shares will be recorded as issued common shares. As the transaction has not closed to date the Company intends to terminate this agreement and request the return of the 2,550,000 shares.

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

9.      Commitments (continued)

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

10.    Subsequent Events (continued)

(f)

On April 5, 2005, the Company completed financing agreements totalling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The Company is to issue four series of share purchase warrants assuming the complete conversion of the notes issued on April 5, 2005 at a conversion price determined by dividing the convertible notes by the lessor of $0.16 or 80% of the volume weighted average price of the common stock for the thirty trading days preceding April 5, 2005 as follows: Class A warrants equivalent to the number of shares issued on the convertible note exercisable at $0.20 per share; Class B warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.25 per share; Class C warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.30 per share; and Class D warrants equivalent to 50% of the number shares issued on the convertible note exercisable at $0.45 per share. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company received $660,000 and is to receive the remaining $440,000 once the Company has filed an SB-2 Registration Statement (“SB-2”) with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes. On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class B warrants pertaining to the $660,000 in convertible notes issued. The remaining warrants will be issued upon the receipt of the additional financing pending as described above. There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% of which is payable in cash and the other 50% will be payable in form of a convertible note with the same terms as above) and paying the legal fees of the lenders relating to these agreements totalling $15,000.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

11.    Restatements

(a)

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2005

(expressed in U.S. dollars)

(unaudited)

11.    Restatements (continued)

(b)

The Company has restated its consolidated financial statements for the nine months ended February 28, 2005. The Company is restating the financial statement to correct the calculation of the fair value of stock options granted to outside consultants in the first quarter of the current fiscal year.

	February 28, 2005
	As Reported $	Adjustment $	As Restated $

Balance Sheet
Additional paid-in capital	5,422,702	146,175	5,568,877
Deficit accumulated during the development stage	(5,568,867)	(146,175)	(5,715,042)

Included in the above adjustment of $146,175 is $75,825 pertaining to the restatement of the May 31, 2004 consolidated financial statements as described in Note 11(a) above.

	Nine Months Ended February 28, 2005
	As Reported $	Adjustment $	As Restated $

Statement of Operations
General and administrative
Consulting - stock-based compensation	828,699	70,350	899,049

Net loss for the period	(1,615,828)	(70,350)	(1,686,178)

Statement of Cash Flows
Net cash used in operating activities	(430,723)	(296,111)	(726,834)
Net cash provided by financing activities	468,650	296,111	764,761

There was no change to the basic and diluted net loss per share resulting from the restatement.

The adjustment to the cash flow statement was due to correctly presenting advances to/from related parties as financing activities as in prior periods.

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

We are considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We commenced manufacturing operations and launched a consumer web site to generate Internet sales on December 1, 2004. We generated $5,205 of sales during the quarter ended February 28, 2004. As at February 29, 2005, we have a working capital deficit of $1,715,031 and have accumulated operating losses of $5,715,042 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty..

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

The net loss in 2005 was $1,686,178 ($ 0.06 per share) compared to a net loss of $1,205,414 ($0.06 per share) in 2004, an increase/decrease of $480,764. The increased Loss is a reflection of our efforts to implement our business plan. We have intensified our fundraising activities. In addition, we have increased our efforts to manage the manufacturing, distribution, marketing and sale of health care products throughout the world.

In 2005, stock-based compensation for consulting services provided to us, primarily in connection with advice on fundraising, totaled $899,049 compared to $375,158 in 2004, an increase/decrease of $523,891. Consulting fees totaled $560,869 in 2005 compared to $747,697 in 2004 for a decrease of $186,828 as more consultants were paid with shares than in the comparable period.

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

(b)      Changes in internal controls

Restatement of our financial statements for the quarter ending February 28, 2005 was required to correct the calculation of the fair value of stock options granted to outside consultants in the first quarter of the current fiscal year. The Company restated the statement of cash flows to correctly present the related party advances and repayments. The 2004 comparative figures on the balance sheet have also been revised in light of the restatement filed in Amendment No. 2 to the 10-KSB for the year ended May 31, 2005.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By: /s/ Jack Farley	Chief Executive Officer, President	Dated: October 26 , 2005
Jack Farley

By: /s/Charles Austin Charles Austin	Chief Financial Officer, Secretary and Director	Dated: October 26 , 2005