Form 10KSB/A
period 2005-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-10-27
CIK 1092534

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Revenues for year ended May 31, 2005:	$13,021

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 9, 2005, was: $5,017,099

Number of shares of the registrant’s common stock outstanding as of October 26, 2005 is: 35,665,572

Transfer Agent for the Company is:	Signature Stock Transfer, Inc.
2301 Ohio Drive, Suite 100
Plano, Texas 75093

EXPLANATION OF AMENDED FILING: THIS FORM 10-KSB IS BEING AMENDED IN THE CONSOLIDATED FINANCIAL STATEMENTS TO REFLECT THE RESTATEMENT AS PER AMENDMENT NO. 2 TO THE 10-KSB FOR THE YEAR ENDED MAY 31, 2004.

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

On December 22, 2003, we entered into a Letter of Commitment to participate in a Joint Venture with First Nations Band (the “Band”). According to the terms of the Agreement, the Joint Venture was to be owned 51% by the Band and 49% by us. We were to have contributed all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. We were also to have provided its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The Band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. The Band contributed CAD$50,000 on December 22, 2003 and made an additional advance of CAD$52,000 on March 2, 2004 to help develop the business plan and a start-up plan. The total advances of CAD$102,000 was refundable should the Band not approve the start-up plan. Upon acceptance of the start-up plan, the remaining CAD$4,898,000 was to be advanced according to the approved schedule in the start-up plan. The parties decided not to proceed with the Joint Venture, and to date, the Company has repaid CAD$30,000, leaving a balance owed of CAD$72,000.

On July 23, 2004, we entered into a Stock Purchase Agreement with Seaside Investments PLC, a private London investment company, for the purchase by the investment company of US$1,177,970 of our common shares at $.46 per share, in exchange for shares of Seaside Investments PLC. Based on this, we issued Seaside Investments PLC 2,677,500 shares of our common stock, which is currently being held in escrow. We entered into a “lock-up” agreement with us pursuant to which it agreed not to trade the AVVAA shares it received as a result of this transaction for a period of one year from the closing date. The closing of this transaction is subject to certain contingencies, including the listing of the investment company shares on the London Stock Exchange on or before September 30, 2004. To date, this has not occurred and we intend to terminate this transaction and request the return of the 2,677,500 shares issued to Seaside Investments PLC.

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

On August 30, 2005, we completed the purchase of an office building at 1710 Shuswap Ave, Lumby, British Columbia, V0E 2G0 which will become the Company’s head office. The Company purchased the office building for $325,000(Canadian dollars) and paid brokerage, loan and acceptance fees totaling $36,125 (Canadian dollars). The Company financed the purchase with mortgages totaling $350,000 (Canadian dollars). A first mortgage of $211,250(Canadian dollars) the first bearing interest at 9.95% with a term of twelve months and a second mortgage of $138,750(Canadian dollars) for a one year term bearing interest of 15% per annum.

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

We have audited the accompanying consolidated balance sheets of AVVAA World Health Care Products, Inc. (A Development Stage Company) as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for the period from March 25, 1999 (date of inception) to May 31, 2005 and the years ended May 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of AVVAA World Health Care Products, Inc., (A Development Stage Company) as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for the period from March 25, 1999 (date of inception) to May 31, 2005 and the years ended May 31, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States.

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

/s/ “Manning Elliott”

Chartered Accountants

Vancouver, Canada

September 9, 2005, except for Note 16 as to which the date is October 21, 2005

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	May 31,	May 31,
	2005 $	2004 $
		(Restated -
		See Note 16)
Assets

Current Assets
Cash	112,995	42,787
Accounts receivable	7,584	-
Inventory (Note 3)	217,770	-
Prepaid expenses and deposits	98,795	-

Total Current Assets	437,144	42,787

Patent Protection Costs (Note 4)	-	11,378

Advance Royalty Deposits (Note 4)	-	220,000

Property and Equipment (Note 5)	18,170	8,246

Website Development Costs (Note 6)	6,511	-

Deferred Financing Fees (Note 7)	130,838	-

Total Assets	592,663	282,411

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	524,942	610,331
Accrued liabilities	78,841	99,490
Convertible notes, less unamortized discount of $377,623 (Note 7)	331,877	-
Due to related parties (Note 8)	1,094,835	859,612
Other advances (Note 9)	211,395	220,866

Total Current Liabilities	2,241,890	1,790,299

Commitments (Note 13)
Subsequent Events (Note 15)

Stockholders’ Deficit

Common Stock (Note 10) – 100,000,000 shares authorized at $0.001 par value; 35,794,872 and 22,455,672 issued and outstanding, respectively	35,795	22,456

Additional Common Stock Subscribed	-	70,000

Additional Paid-in Capital	6,897,286	2,972,212

Deferred Compensation (Note 10)	(1,319,725)	(496,031)

Accumulated Other Comprehensive Loss	(87,944)	(47,661)

Deficit Accumulated During the Development Stage	(7,174,639)	(4,028,864)

Total Stockholders’ Deficit	(1,649,227)	(1,507,888)

Total Liabilities and Stockholders’ Deficit	592,663	282,411

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

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)	Accumulated from
	March 25, 1999
	(Date of Inception)	Year Ended May 31,
	to May 31,
	2005 $	2005 $	2004 $
			(Restated – see Note 16)
Operating Activities
Net loss for the period	(7,174,639)	(3,145,775)	(2,306,783)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation and other stock-based compensation	2,632,998	1,409,986	1,053,670
Depreciation	18,466	10,982	6,098
Gain on settlement of debt	(13,317)	(13,317)	-
Impairment loss on assets	310,898	231,378	79,520
Non-cash interest and debt issue costs	306,089	306,089	-
Recapitalization costs	(115,730)	-	-
Changes in operating assets and liabilities
Accounts receivable	(7,584)	(7,584)	-
Inventory	(97,770)	(97,770)	-
Prepaid expenses and deposits	(98,795)	(98,795)	-
Accounts payable and accrued liabilities	1,039,983	210,212	248,657
Net Cash Used In Operating Activities	(3,199,401)	(1,194,594)	(918,838)
Investing Activities
Website development costs	(7,798)	(7,798)	-
Patent protection costs	(11,378)	-	(1,378)
Purchase of property and equipment	(33,755)	(19,619)	-
Advance royalty deposits	(220,000)	-	(25,000)
Net Cash Used In Investing Activities	(272,931)	(27,417)	(26,378)
Financing Activities
Advances from (repayment to) others	211,395	(9,471)	80,920
Advances from related parties	1,933,947	546,430	561,832
Repayments to related parties	(562,658)	(230,407)	(261,494)
Proceeds from convertible notes	960,000	660,000	-
Debt issue costs	(105,050)	(105,050)	-
Proceeds from issuance of common stock	1,235,637	471,000	581,220
Net Cash Provided by Financing Activities	3,673,271	1,332,502	962,478
Effect of Exchange Rate Changes on Cash	(87,944)	(40,283)	21,235
Change in Cash	112,995	70,208	38,497
Cash – Beginning of Period	-	42,787	4,290
Cash – End of Period	112,995	112,995	42,787
Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	-	25,000
Shares issued to settle debt	507,442	302,932	204,510
Shares issued for convertible debenture conversions	300,000	-	-
Shares issued to purchase inventory	120,000	120,000	-
Promissory notes issued to acquire assets	73,346	-	73,346
Shares issued for consulting fees and services	2,795,804	2,014,304	781,500
Shares issued to settle related party debt	349,800	80,800	269,000

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc. (A Development Stage Company) Consolidated Statement of Stockholders’ Deficit (expressed in U.S. Dollars) (Restated – see Note 16)
	Common Stock		Additional Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares #	Amount $	Subscribed $	Capital $	Compensation $	Loss $	Deficit $	Total $

Balance – March 25, 1999 (Date of Inception)	1	–	–	–	–	–	–	–
Stock issued for cash pursuant to a private placement	10,125,000	10,125	–	(1,500)	–	–	–	8,625
Net loss for the period	–	–	–	–	–	–	–	–
Balance – May 31, 1999	10,125,001	10,125	–	(1,500)	–	–	–	8,625
Net loss for the year	–	–	–	–	–	–	(131,611)	(131,611)
Balance – May 31, 2000	10,125,001	10,125	–	(1,500)	–	–	(131,611)	(122,986)
Net loss for the year	–	–	–	–	–	–	(261,767)	(261,767)
(Balance – May 31, 2001	10,125,001	10,125	–	(1,500)	–	–	(393,378)	(384,753)
Stock issued for cash pursuant to a private placement	1,537,500	1,538	–	(257)	–	–	–	1,281
Stock issued pursuant to conversion of convertible debentures	450,000	450	–	299,550	–	–	–	300,000
Net loss for the year	–	–	–	–	–	–	(509,095)	(509,095)
Balance – May 31, 2002	12,112,501	12,113	–	297,793	–	–	(902,473)	(592,567)
Re-capitalization transactions – June 28, 2002: Shares of AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources Inc.)	2,709,200	2,709	–	(99,300)	(19,118)	–	–	(115,709)
Shares issued for services to be rendered	2,590,000	2,590	–	755,510	(758,100)	–	–	–
Amortization of deferred compensation	–	–	–	–	169,342	–	–	169,342
Common stock to be issued	–	–	181,198	–	–	–	–	181,198
Foreign currency translation adjustment	–	–	–	–	–	(68,896)	–	(68,896)
Net loss for the year	–	–	–	–	–	–	(819,608)	(819,608)
Balance at May 31, 2003	17,411,701	17,412	181,198	954,003	(607,876)	(68,896)	(1,722,081)	(1,246,240)
Shares issued for cash	2,776,131	2,776	(173,698)	682,142	–	–	–	511,220
Shares issued to settle debt	637,840	638	(7,500)	211,372	–	–	–	204,510
Shares issued to settle related party debt	390,000	390	–	268,610	–	–	–	269,000
Shares issued for services	1,450,000	1,450	–	780,050	(781,500)	–	–	–
Amortization of deferred compensation	–	–	–	–	893,345	–	–	893,345
Value of stock options granted		–	–	75,825	–	–	–	75,825
Share subscriptions received	–	–	70,000	–	–	–	–	70,000
Shares cancelled	(210,000)	(210)	–	210	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	21,235	–	21,235
Net loss for the year	–	–	–	–	–	–	(2,306,783)	(2,306,783)
Balance at May 31, 2004	22,455,672	22,456	70,000	2,972,212	(496,031)	(47,661)	(4,028,864)	(1,507,888)
Shares issued for cash, subscriptions and consulting services	2,200,000	2,200	(70,000)	547,800	–	–	–	480,000
Shares issued to purchase inventory	500,000	500	–	119,500	–	–	–	120,000
Shares issued to settle debt	1,213,500	1,213	–	301,719	–	–	–	302,932
Share issued to settle related party debt	505,000	505	–	80,295	–	–	–	80,800
Shares issued for services to be rendered	8,920,700	8,921	–	2,005,383	(2,014,304)	–	–	–
Amortization of deferred compensation	–	–	–	–	1,190,610	–	–	1,190,610
Value of stock options granted	–	–	–	210,377	–	–	–	210,377
Value of beneficial conversion feature related to the convertible notes	–	–	–	213,941	–	–	–	213,941
Value of warrants issued	–	–	–	446,059	–	–	–	446,059
Foreign currency translation adjustment	–	–	–	–	–	(40,283)	–	(40,283)
Net loss for the year	–	–	–	–	–	–	(3,145,775)	(3,145,775)
Balance at May 31, 2005	35,794,872	35,795	–	6,897,286	(1,319,725)	(87,944)	(7,174,639)	(1,649,227)

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

(expressed in U.S. dollars)

May 31, 2005 and 2004

1.	Nature of Operations and Continuance of Business

AVVAA World Health Care Products, Inc. (the “Company”) was incorporated on June 3, 1998 in the State of Nevada.

On June 28, 2002 the Company completed the acquisition of 100% of the common shares of Mind 8Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of the Company’s issued common shares. This share issuance resulted in a reverse takeover of the Company by the shareholders of MYOSP. Certain directors and officers of MYOSP became directors and officers of the Company. The consolidated financial statements include the accounts of the Company since the reverse merger and the historical accounts of MYOSP since the date of its inception, March 25, 1999.

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

5.	Property and Equipment
			May 31, 2005	May 31, 2004
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$

Computer equipment	17,168	4,957	12,211	-
Moulds	14,136	10,602	3,534	8,246
Office equipment	2,425	-	2,425	-

	33,729	15,559	18,170	8,246

6.	Website Development Costs
			May 31, 2005	May 31, 2004
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$

Website development costs	7,798	1,287	6,511	–

7.	Convertible Notes

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
(a)

The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advances are currently payable, is unsecured and accrues interest at prime plus 1% per annum. Interest of $7,980 was accrued and charged to operations for the year ended May 31, 2005, (2004 - $6,107). As of May 31, 2005, $40,033 of interest has been accrued on these advances and is included in other advances.

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

May 31, 2005 and 2004

11.	Stock Options (continued)

A summary of the changes in the Company’s stock options is presented below:

	May 31, 2005		May 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of year	225,000	0.87	–	–
Granted	4,500,000	0.25	225,000	0.87
Exercised	–	–	–	–
Forfeited/Expired	(425,000)	0.59	–	–

Balance, end of year	4,300,000	0.25	225,000	0.87

Additional information regarding stock options outstanding as at May 31, 2005 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.15	1,400,000	1.48	0.05	1,400,000	0.05
0.28	1,600,000	1.45	0.10	1,600,000	0.10
0.31	1,000,000	0.90	0.07	1,000,000	0.07
0.38	200,000	0.10	0.02	200,000	0.02
0.42	100,000	0.09	0.01	100,000	0.01

	4,300,000	4.02	0.25	4,300,000	0.25

12.	Stock Purchase Warrants
A summary of the changes in the Company stock purchase warrants is presented below:
	May 31, 2005		May 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of year	3,230,471	0.40	–	–
Granted	14,775,000	0.30	3,230,471	0.40
Exercised	–	–	–	–
Forfeited/Expired	–	–	–	–

Balance, end of year	18,005,471	0.25	3,230,471	0.40

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
(a)

On August 1, 2005 the financing agreements were amended and the Company was advanced $140,000. The terms and conditions of the original agreement are unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Also the penalty for the delay in the Company’s SB-2 filing with the SEC becoming effective within 90 days of April 5, 2005 has been increased to 5% for each 30 day period. The Company is committed to paying the lenders’ legal fees with respect to the amendment of $3,000.

(b)

On August 30, 2005 the Company completed the purchase of land and building in Lumby, British Columbia, Canada, which will become the Company’s head office for CAD$325,000. The Company paid brokerage, loan and acceptance fees totalling CAD$36,125. The Company financed the purchase with mortgages totalling CAD$350,000. A first mortgage of CAD$211,250 bearing interest at 9.95% with a term of one year and a second mortgage of CAD$138,750 for a one year term bearing interest of 15% per annum. The President of the Company and his spouse provided additional security for both mortgages.

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

Changes in internal controls

Restatement of our financial statements for the year ended May 31, 2005 was required to reflect the latest restatement for the year ended May 31, 2004, which was restated to correct the calculation of the fair value of stock options granted to outside consultants.

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

III-3

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

 III-4

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

III-5

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

III-6

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

III-7

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

III-8

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

(1) Incorporated by reference to the Registrant’s Form 8-K12G3, filed on September 22, 2000 (SEC File No. 000-31611).

(b) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended May 31, 2005 and 2004, we were billed $19,810 and $29,500 for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company’s fiscal years ended May 31, 2005 and 2004, we were billed $0 and $2,800 for professional services rendered for tax compliance, tax advice, and tax planning, respectively.

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

SIGNATURE	TITLE	DATE

/S/ JOHN FARLEY JOHN FARLEY	President, Chief Executive Officer and Director	October 26, 2005

/S/ CHARLES AUSTIN CHARLES AUSTIN	Secretary, Chief Financial Officer, Chief Accounting Officer, and Director	October 26, 2005

/S/ DR. MARK ALDEN DR. MARK ALDEN	Director	October 26, 2005

/S/ JAMES MACDONALD JAMES MACDONALD	Director	October 26, 2005

IV-2