Form 10QSB/A
period 2005-08-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-12-01
CIK 1092534

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

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)



                            Box 459, 1710 Shuswap Ave
                            Lumby,BC, Canada V0E 2G0
              (Address of principal executive offices) (Zip Code)\

                                 (250) 379-2727 (Registrant's telephone number,
              including area code)

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

Consolidated Statements of Operations                                        F-2

Consolidated Statements of Cash Flows                                        F-3

Notes to the Consolidated Financial Statements                               F-4

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)

                                                                                   August 31,         May 31,
                                                                                      2005              2005
                                                                                       $                 $
                                                                                  (unaudited)        (audited)
Assets

Current Assets
   Cash                                                                              27,231           112,995
   Accounts receivable                                                                8,636             7,584
   Inventory (Note 3)                                                               321,678           217,770
   Prepaid expenses and deposits                                                     13,724            98,795
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                371,269           437,144

Property and Equipment (Note 5)                                                     324,763            18,170

Website Development Costs (Note 6)                                                    6,198             6,511

Deferred Financing Fees (Note 7)                                                    101,108           130,838
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                        803,338           592,663
-------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable                                                                 569,864           524,942
   Accrued liabilities                                                              109,434            78,841
   Convertible notes, less unamortized discount of $350,164 (Note 7)                499,336           331,877
   Due to related parties (Note 8)                                                1,197,912         1,094,835
   Other advances (Note 9)                                                          225,636           211,395
   Mortgages payable (Note 10)                                                      294,836                 -
-------------------------------------------------------------------------------------------------------------------



Total Current Liabilities                                                         2,897,018         2,241,890
-------------------------------------------------------------------------------------------------------------------


Commitments (Note 13)
Contingent Liability and Legal Proceedings (Note 14)
Subsequent Event (Note 15)

Stockholders' Deficit

Common Stock - 100,000,000 shares authorized at $0.001 par value;
35,794,872 issued and outstanding                                                    35,795            35,795

Additional Paid-in Capital                                                        7,037,286         6,897,286

Deferred Compensation                                                            (1,106,325)       (1,319,725)

Accumulated Other Comprehensive Loss                                               (101,297)          (87,944)

Deficit Accumulated During the Development Stage                                 (7,959,139)       (7,174,639)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                      (2,093,680)       (1,649,227)
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                         803,338           592,663
-------------------------------------------------------------------------------------------------------------------


                  (The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)

                                                                Accumulated
                                                                    from
                                                               March 25, 1999
                                                            (Date of Inception)       Three Months Ended
                                                               to August 31,              August 31,
                                                                    2005             2005             2004
                                                                     $                $                 $



Sales                                                              42,011           19,581                -

Cost of Sales                                                      22,932           10,451                -
--------------------------------------------------------------------------------------------------------------------

Gross Profit                                                       19,079            9,130                -
--------------------------------------------------------------------------------------------------------------------

Operating Expenses

     Depreciation                                                  22,564            4,098            1,759
     Impairment loss on assets                                    310,898                -                -
     Research and development (1)                                 998,565           22,312           19,500
     Selling, general and administrative (1)                    6,069,186          542,395          583,174
--------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                        7,401,213          568,805          604,433
--------------------------------------------------------------------------------------------------------------------

Net Loss from Operations                                       (7,382,134)        (559,675)        (604,433)

Debt Issue Costs                                                  (63,942)         (40,230)                -
Interest Expense                                                 (544,208)        (184,595)          (2,769)
Gain on Settlement of Debt                                         13,317                -                -
Other Income                                                       17,828                -                -
--------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                        (7,959,139)        (784,500)        (607,202)

Other Comprehensive Loss
     Foreign currency translation gain (loss)                    (101,297)         (13,353)          (4,744)
--------------------------------------------------------------------------------------------------------------------

Comprehensive Loss                                             (8,060,436)        (797,853)        (611,946)
--------------------------------------------------------------------------------------------------------------------


Basic and Diluted Net Loss Per Share                                                 (0.02)           (0.03)
--------------------------------------------------------------------------------------------------------------------


Weighted Average Common Shares Outstanding                                      35,795,000       23,211,000
--------------------------------------------------------------------------------------------------------------------


(1) Stock-based compensation is included in the following:
   Selling, general and administrative                          2,790,398          213,400          403,510
   Research and development                                        56,000                -                -
--------------------------------------------------------------------------------------------------------------------

                                                                2,846,398          213,400          403,510
--------------------------------------------------------------------------------------------------------------------



                  (The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(unaudited)

                                                                                             Three Months Ended

                                                                                                 August 31,
                                                                                            2005           2004
                                                                                             $               $

Operating Activities

   Net loss for the period                                                                 (784,500)       (607,202)

   Adjustments to reconcile net loss to net cash used in
      operating activities
     Accretion of discount on convertible notes                                             124,179               -
     Amortization of deferred compensation and other
        stock-based compensation                                                            213,400         403,510
     Debt issue costs                                                                        40,230               -
     Depreciation                                                                             4,098           1,759
     Intrinsic value of beneficial conversion features on
        the convertible notes                                                                43,280               -
   Changes in operating assets and liabilities
     Accounts receivable                                                                       (583)              -
     Inventory                                                                              (86,456)              -
     Prepaid expenses and deposits                                                           84,326        (59,138)
     Accounts payable and accrued liabilities                                                75,515        (40,245)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                                      (286,511)       (301,316)
--------------------------------------------------------------------------------------------------------------------

Investing Activities

   Purchase of property and equipment                                                       (15,047)        (15,503)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                                       (15,047)        (15,503)
--------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from others                                                                      10,951           4,651
   Advances from related parties                                                             94,966          58,039
   Repayments to related parties                                                            (26,155)
   Proceeds from convertible notes                                                          140,000               -
   Debt issue costs                                                                         (10,500)              -
   Proceeds from issuance of common stock                                                         -         319,827
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                   209,262         382,517
--------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                                       6,532          (4,744)
--------------------------------------------------------------------------------------------------------------------

Change in Cash                                                                              (85,764)         60,954

Cash - Beginning of Period                                                                  112,995          42,787
--------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                         27,231         103,741
--------------------------------------------------------------------------------------------------------------------

Non-cash Investing and Financing Activities

   Mortgage proceeds to acquire land and building                                           294,836               -
   Shares issued to settle debt                                                                   -          39,333
   Shares issued for consulting fees and services                                                 -         551,447
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures

   Interest paid                                                                                  -               -
   Income taxes paid                                                                              -               -

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

     (h)  Website Development Costs

     The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs".

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

2. Summary of Significant Accounting Principles (continued)

     (j)  Foreign Currency Translation

     The Company's functional and reporting currency is the U.S. dollar. The functional currency of the Company's wholly owned Canadian subsidiaries is the Canadian dollar. Foreign currency transactions and balances are translated in accordance with SFAS, No. 52 "Foreign Currency Translation". Transactions undertaken in a currency other than the U.S. dollar are remeasured into U.S. dollars using exchange rates at the date of the transaction. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Assets and liabilities of the Company's wholly owned subsidiaries are translated into U.S. dollars using the period end exchange rate. Revenue and expenses are translated using average exchange rates. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). Foreign currency transaction gains and losses are included in current operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     (k)  Deferred Financing Costs

     In accordance with the Accounting Principles Board Opinion 21 "Interest on Receivables and Payables", the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 "Classification of Debt Issue Costs in the Statement of Cash Flows" and classifies cash payments for debt issue costs as a financing activity.

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

     (m)  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company's accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

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

     Stock-based awards for non-employees are accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which establishes a fair value based method of accounting for stock-based awards and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123. During the three months ended August 31, 2005, the Company recognized stock-based compensation of $213,400 (2004 - $403,510) in accordance with SFAS 123.

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

     The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

                                                                          Three Months Ended August 31,
                                                                        2005                           2004
                                                                          $                             $

         Net loss - as reported                                        (784,500)                    (607,202)
         Add: Stock-based employee compensation expense
           included in net loss - as reported                                 -                            -
         Deduct: Stock-based employee compensation expense
           determined under fair value method                                 -                     (610,014)
         -----------------------------------------------------------------------------------------------------------

         Net loss - pro forma                                          (784,500)                  (1,217,216)
         -----------------------------------------------------------------------------------------------------------

         Net loss per share (basic and diluted) - as reported             (0.02)                       (0.03)
         Net loss per share (basic and diluted) - pro forma               (0.02)                       (0.05)


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

     (r)  Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact on the Company's results of operations and financial position.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

     (r) Recent Accounting Pronouncements (continued)


     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this standard is issued. The provisions of SFAS No. 151 must be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     The FASB has also issued SFAS No. 152, but it will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position have not been disclosed.

     (s)  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(unaudited)

3.   Inventory

                                                                             August 31,               May 31,
                                                                                2005                   2005
                                                                            Net Carrying           Net Carrying
                                                                               Value                   Value
                                                                                 $                       $
                                                                            (unaudited)              (audited)

     Raw materials                                                             149,750                  57,893
     Finished goods                                                            171,928                 159,877
     ---------------------------------------------------------------------------------------------------------------

                                                                               321,678                 217,770
     ---------------------------------------------------------------------------------------------------------------


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

5.   Property and Equipment



                                                                                   August 31,          May 31,
                                                                                      2005               2005
                                                               Accumulated        Net Carrying       Net Carrying
                                                 Cost          Depreciation           Value             Value
                                                  $                 $                   $                 $
                                                                                   (unaudited)        (audited)

     Land                                       22,375                    -           22,375                 -
     Building                                  280,221                    -          280,221                 -
     Computer equipment                         17,168             6,388              10,780            12,211
     Moulds                                     21,423            12,387               9,036             3,534
     Office equipment                            2,565               214               2,351             2,425
     ---------------------------------------------------------------------------------------------------------------

                                               318,726            18,991             324,763            18,170
     ---------------------------------------------------------------------------------------------------------------

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(unaudited)

6.   Website Development Costs

                                                                                    August 31,          May 31,
                                                                                       2005              2005
                                                               Accumulated         Net Carrying      Net Carrying
                                                 Cost          Depreciation           Value              Value
                                                  $                 $                   $                  $
                                                                                   (unaudited)         (audited)

     Website development costs                  8,245             2,047               6,198              6,511
     ---------------------------------------------------------------------------------------------------------------


7.   Convertible Notes

     On April 5, 2005, the Company completed financing agreements totalling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company's stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The notes are secured by a grant of a general security interest in all of the Company's assets both tangible and intangible.

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

     The Company has received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement ("SB-2") with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% (subsequently amended to 5%) for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes.

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

8.   Related Party Balances and Transactions

                                                                                       August 31,
                                                                                          2005        May 31, 2005
                                                                                           $               $
                                                                                      (unaudited)      (audited)

     (a) Balances
              (i)     Shield-Tech Products Inc.                                         471,161         445,588
              (ii)    Directors and/or officers                                         674,382         599,719
              (iii)   Due to former officer                                              52,369          49,528
     ---------------------------------------------------------------------------------------------------------------

                                                                                      1,197,912       1,094,835
     ---------------------------------------------------------------------------------------------------------------

          (i) Shield-Tech Products Inc., a company in which the President of the Company has a significant influence on, conducted research and incurred development expenditures on the Company's behalf. The advances are without interest, unsecured and due on demand.

          (ii) The advances from directors and/or officers are unsecured, non-interest bearing, and due on demand.

          (iii)The remaining amount owing to a former officer in connection with the failed acquisition of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic") in fiscal 2004 are secured by promissory notes, non-interest bearing and due on demand. The Company and Mystic decided to terminate the acquisition agreement in fiscal 2004 but have not yet settled the terms.

     (b)  Transactions


     Six directors/officers were paid/accrued $106,500 for the three months ended August 31, 2005 (2004 - $127,500) for consulting services rendered.

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

10.  Mortgages Payable

                                                                                         August 31       May 31,
                                                                                            2005           2005
                                                                                             $              $
                                                                                        (unaudited)     (audited)

     Mortgage payable (CAD$211,250) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 15% per annum compounded monthly, payable in monthly
     instalments of CAD$1,734, and maturing in September 1, 2006                          177,955            -

     Mortgage payable (CAD$138,750) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9.95% per annum compounded monthly, payable in monthly
     instalments of CAD$1,912, and maturing on September 1, 2006                          116,881            -
     ---------------------------------------------------------------------------------------------------------------

                                                                                          294,836            -
     ---------------------------------------------------------------------------------------------------------------


11.  Stock Options

     On December 2, 2002, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,450,000 shares of common stock pursuant to the Company's 2002 Benefit Plan. The determination of those eligible to received options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors.

     On June 25, 2004, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 3,000,000 shares of common stock pursuant to the Company's 2004 Stock Option Plan. The determination of those eligible to received options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors. The option price is set at a minimum of 100% of the fair market value of the common stock at the date of issue, except in the case of a 10% stockholder, where the option price is set at a minimum of 110% of the fair market value. The term of the options, once granted, is not to exceed five years.

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

11. Stock Options (continued)

     A summary of the changes in the Company's stock options is presented below:


                                                        Three Months Ended                   Year Ended
                                                         August 31, 2005                    May 31, 2005
                                                                     Weighted                         Weighted
                                                                     Average                          Average
                                                                     Exercise                         Exercise
                                                       Number         Price             Number         Price
                                                                        $                                $

       Balance, beginning of the period             4,300,000          0.25          225,000           0.87
       Granted                                               -            -        4,500,000           0.25
       Exercised                                             -               -                 -              -
       Forfeited/Expired                                     -            -         (425,000)          0.59
       -----------------------------------------------------------------------------------------------------------

       Balance, end of the period                   4,300,000          0.25        4,300,000           0.25
       -----------------------------------------------------------------------------------------------------------



     Additional information regarding stock options outstanding as at August 31, 2005 is as follows:

                                              Outstanding                              Exercisable
                             ----------------------------------------------  --------------------------------
                                           --------------------------------                 -----------------
          Exercise prices      Number of       Weighted       Weighted          Number of       Weighted
                                               average
                                              remaining        average                          average
                                             contractual   exercise price                    exercise price
                 $               shares      life (years)         $              shares            $

                0.15            1,400,000        1.47            0.05          1,400,000          0.05
                0.28            1,600,000        1.43            0.10          1,600,000          0.10
                0.31            1,000,000        0.89            0.07          1,000,000          0.07
                0.38              200,000        0.09            0.02            200,000          0.02
                0.42              100,000        0.04            0.01            100,000          0.01
                             ----------------------------------------------  --------------------------------

                                4,300,000        3.92            0.25          4,300,000          0.25
                             ----------------------------------------------  --------------------------------

12.  Stock Purchase Warrants

     A summary of the changes in the Company stock purchase warrants is presented below:

                                                      Three Months Ended                     Year Ended
                                                       August 31, 2005                      May 31, 2005
                                                                   Weighted                       Weighted Average
                                                                   Average                            Exercise
                                                                   Exercise                            Price
                                                     Number         Price             Number
                                                                      $                                  $

     Balance, beginning of the period             18,005,471         0.25            3,230,471          0.40
     Granted                                       3,389,284
                                                                     0.29           14,775,000          0.30
     Exercised                                               -                -               -                -
     Forfeited/Expired                            (3,230,471)
                                                                     0.40                          -                -
     ---------------------------------------------------------------------------------------------------------------

     Balance, end of the period                   18,164,284                                            0.25
                                                                     0.30           18,005,471
     ---------------------------------------------------------------------------------------------------------------

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(unaudited)

12. Stock Purchase Warrants (continued)

     As at the August 31, 2005, the following share purchase warrants were outstanding:

              Number of     Exercise
               Warrants     Price    Expiry Date

               2,200,000    0.45     December 15, 2005
                 200,000    0.38         July 29, 2007
               4,125,000    0.20        April 10, 2010
               3,093,750    0.25        April 10, 2010
               3,093,750    0.30        April 10, 2010
               2,062,500    0.45        April 10, 2010
               1,129,761    0.20        August 1, 2010
                 847,321    0.25        August 1, 2010
                 847,321    0.30        August 1, 2010
                 564,881    0.45        August 1, 2010
          ---------------------------------------------------

              18,164,284
          ---------------------------------------------------



13.  Commitments

     (a) On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC ("Seaside"), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company's common shares at $0.46 per share, in exchange for shares of Seaside. At that time, Seaside entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares or a period of one year from the closing date.

          The Company agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the "lock-up" period. Seaside was to issue its shares to the Company equivalent to $1,177,970 as full payment for the Company's shares. Thirty percent of Seaside's shares were to be held in escrow for one year following their issuance and in the event the per share market price of the Company's common stock at such time was less than the per share value of the Company's stock at the time of the closing, Seaside was to be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow were to be released to the Company at such time.

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

     (d) On January 10, 2005, the Company entered into a consulting agreement and agreed to pay a 2% sales commission on sales to customers introduced by the consultant. In addition, the Company will issue 150,000 common shares for each new product marketed by the consultant. The Company will also to pay a 5% commission on sales generated by the new products in year one dropping by 1% per year to a commission of 1% in year five. The consultant can also earn a 7.5% finder's fee on any financing raised for the Company.

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


14. Contingent Liability and Legal Proceedings

     The former Vice President of Sales and Marketing of the Company wrongfully registered certain of the Company's internet domain names in the name of a company controlled by her. The Company was able to obtain registered ownership of some of its domain names and retained legal counsel to gain registered ownership of the rest of the domain names the Company could not recover.

     On September 30, 2005, the Company commenced legal proceedings against the former Vice President and her company in the Supreme Court of British Columbia alleging that she breached her fiduciary and contractual duties to the Company on a number of grounds, including wrongfully registering the Company's internet product property in such a manner and by failing to deliver them to the Company when requested to do so. On September 30, 2005, the Company obtained an interim Court Order requiring her and her company to deliver the internet property to the Company within two days of being served with the Court Order. She was served with the Court Order and complied with it. The Company is now the registered owner of all its internet domain names and its claims for damages against the former Vice President and her company remain outstanding.

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

In September 1999, Mind Your Own Skin Products, Inc. (which is our subsidiary now) signed a license agreement with Stalwart United Participations Limited to obtain a license for various human and animal skin care products. A subsequent agreement was signed in February 2002. The agreements are for certain human health care products, human skin care products, animal health care products and animal skin care products. The original license fee was $110,000. The territory granted is the entire world except for Germany, Switzerland, Austria, The Netherlands, Belgium, Luxembourg and Lithuania. "Neuro Skin" is the United States trademark for our products. It is registration number 2,235,063 with the United States Patent and Trademark office. In March 2005, our trademark counsel filed certain declarations to maintain this trademark.

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

Avvaa management has studied trends in the aging population and the widespread problem of Skin Diseases. The emotional and social consequences of skin disease are often profound and life altering. "In cases where psoriasis plaques are visible, patients can suffer severe humiliation and depression; some even withdraw from society and become isolated. In one study, 75% of patients reported that psoriasis undermined their confidence. Another study reported that 8% felt their life was not worth living". 1 Dr. Iona Ginsburg, MD, Associate Clinical Professor of Psychiatry in Dermatology at New York's Columbia-Presbyterian Medical Center, wrote in a 1995 journal article:
"Psoriasis is a disease that, in attacking the skin, attacks the very identity of the individual. Many patients have to deal on a daily basis with shame, guilt, anger and fear of being thought dirty and infectious by others"

o Seventeen million (17 million) Americans have acne (*The National Institute of Arthritis and Musculoskeletal and Skin Diseases).

o There are 7 million people living in the United States that are affected by some form of psoriasis. Approximately two hundred and fifty thousand new cases are reported each year. (*Well-Connected Report, 1999 Nidus Information Services Inc., June 1999).

o "Skin problems are exceedingly common: 30% of Americans have dermatological conditions requiring a physician's care. Moreover, the skin and its appendages (the hair and nails) play a paramount role in our psychological makeup." (*Cecil Textbook of Medicine 20th edition, 1996).
     -----------------------------------------
11999 Nidus Information Services,  Inc. Well-Connected Report:  Psoriasis.  June
1999

o Over 16 million people living in the United States are affected by eczema (*The National Institute of Arthritis and Musculoskeletal and Skin Diseases).

o *Research by the National Psoriasis Association, the USA Dermatologist Association and other institutions indicate that close to $4 billion is spent on treatments for psoriasis, eczema, and acne per year.

o "85% of the US population between ages 12-25 develop some form of acne." (*FDA Consumer Report, "On the Teen Scene" section of WebMD Health).

o The psoriasis market is continuing to grow with the aging population and affects between 0.5% - 3% of the world's population, (*Well-Connected Report, 1999 Nidus Information Services Inc., June 1999).

o *Forrester Research states in their article "B2B Healthcare Spending Shifting Online" (Jan. 2000), "Over-the-counter drugs, health and beauty aids will contribute $1.9 billion and $900 million, respectively, to the online retail category."

o The market size for the health and natural food store market tops 9,245 stores in USA with sales reaching $14 billion in 2000. (*source: www.marketresearch.com)

Because of these growing trends AVVAA management has set site on these Primary Target Markets and Secondary Target Markets.

Primary

o Individuals suffering with psoriasis, eczema and acne and various other skin diseases;
o    Pharmacy Retail outlets;
o Mainstream and Specialty Drug and Food Chain outlets; and o Institutions - hospitals, clinics, prisons.

Secondary

o    Private brand companies;
o    Cosmetic companies; and
o    Health and Natural Food Store Market.

In addition to the direct AVVAA employee's, and to insure that AVVAA can sell through to the Primary and Secondary markets the following actions have been taken:

     1) Crossfire Network Inc. was hired as a consultant / Independent Contractor in January of 2005 for the sole purpose of assisting and executing the sales plan in conjunction with AVVW. Crossfire Network personnel and associates have a strong track record of sales and marketing on a global basis that positions products on retail shelves, which will assist in accomplishing AVVW's sales targets in the Primary Markets. Additionally, Crossfire Network Inc. will place products with the Health and Natural Food Store Markets. Crossfire has the necessary associates and reputation to accomplish the AVVAA sales objectives. One of Crossfire's principal's is Jim Walgreen Jr., who of course has the Walgreen's business contacts, but also will be instrumental in placing the AVVAA products on other mass retail shelves.


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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED AUGUST 31, 2005 ("2005") COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004 ("2004")

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

On April 5, 2005, the Company completed financing agreements totaling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company's stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The notes are secured by a grant of a general security interest in all of the Company's assets both tangible and intangible.

The Company is to issue four series of share purchase warrants assuming the complete conversion of the notes issued on April 5, 2005 at a conversion price determined by dividing the convertible notes by the lesser of $0.16 or 80% of the volume weighted average price of the common stock for the thirty trading days preceding April 5, 2005 as follows: Class A warrants equivalent to the number of shares issued on the convertible note exercisable at $0.20 per share; Class B warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.25 per share; Class C warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.30 per share; and Class D warrants equivalent to 50% of the number shares issued on the convertible note exercisable at $0.45 per share. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company has received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement ("SB-2") with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes.

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


Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated to management and shareholders on a timely basis. The Certifying Officers have concluded that the disclosure controls and procedures are effective as amended at the "reasonable assurance" level. Under the supervision and with the participation of management, as of August 31, 2005 the Certifying Officers reevaluated the effectiveness of the amended design and operation of our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulation; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)  Changes in internal controls

Restatement of our financial statements for the year ending May 31, 2004 was required because of a failure to record stock options.

Our principle executive and principal financial officers reevaluated our control procedures with respect to the recording of stock options granted and the recording of the issuance of common shares on the appropriate date. As a result of this reevaluation, the Company has instituted control procedures to correct this deficiency. All contracts, options granted and shares issued as approved by the Company's Board of Directors are numbered and recorded in a control log maintained by the Company's Administrative Accounting Assistant, this log is cross referenced to the Company's financial statements by the Company's Controller and reviewed by the Company's Chief Accounting officer."

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The former Vice President of Sales and Marketing of the Company wrongfully registered certain of the Company's internet domain names in the name of a company controlled by her. The Company was able to obtain registered ownership of some of its domain names and retained legal counsel to gain registered ownership of the rest of the domain names the Company could not recover.

On September 30, 2005, the Company commenced legal proceedings against the former Vice President and her company in the Supreme Court of British Columbia alleging that she breached her fiduciary and contractual duties to the Company on a number of grounds, including wrongfully registering the Company's internet product property in such a manner and by failing to deliver them to the Company when requested to do so. On September 30, 2005, the Company obtained an interim Court Order requiring her and her company to deliver the internet property to the Company within two days of being served with the Court Order. She was served with the Court Order and complied with it. The Company is now the registered owner of all its internet domain names and its claims for damages against the former Vice President and her company remain outstanding.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.


By: /s/ Jack Farley       Chief Executive          Dated: November 30, 2005
    --------------        Officer, President
    Jack Farley

By: /s/Charles Austin     Chief Financial          Dated: November 30, 2005
    -----------------     Officer, Secretary
    Charles Austin        and Director