Form 10KSB/A
period 2005-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2005-12-09
CIK 1092534

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

________________________________________________________________________________

Number of shares of the registrant's common stock outstanding as of October 26, 2005 is: 35,665,572

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


================================================================================

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

Our mission is to provide to the public medically safe, natural, non-toxic health-care products. Specifically, products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. We are presently licensed to manufacture and distribute patented European skin care products which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. We intend to manufacture and market over-the-counter Neuroskin line of products through mass marketing food and drug channels in the United States. The four flagship core products of the Neuroskin lines are FDA compliant, meaning the Federal Drug Administration has reviewed and approved our formulations and its' labeling. There are no further registration requirements to be able to sell our products in the United States. We have conducted research with respect to marketing the products.

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

Crossfire Network, Inc.

This agreement was executed in January 2005. It provides for Crossfire to market and sell our products. The agreement is effective until February 2010. Crossfire's compensation is as follows: (1) $10,000 per month on February 2005 and an additional $10,000 per month thereafter during the term of the agreement;
(ii) 1,900,000 shares of our common stock; (iii) if we introduce any new products into the market, an additional 400,000 shares; and (iv) 15% gross commission on the sales of our products.

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

ITEM 2. DESCRIPTION OF PROPERTY

AVVAA's corporate office is currently located at the home of our President, Chief Executive Officer and Director, John Farley at 3018 Schaeffer Road, Falkland, British Columbia, Canada. Mr. Farley does not charge us any rent or other fees for the use of this space.

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

ITEM 3. LEGAL PROCEEDINGS

Barbara Smith, our former Executive Vice President of Sales and Marketing, had improperly registered certain domain names in her name instead of ours. We contacted legal counsel regarding this to try to obtain control over such domain names and web sites. As of today, we have regained editing control of help4skincare.com and avvaa.com domain names and web sites. The registered ownership of the domain names is still registered in her name, or her consulting company's name, e-Clarity Consulting Inc. Both domain names are due for renewal in 2008 and control of such domain names and web sites may be lost if ownership is not given to us. In addition, the following domain names have been improperly registered to either Ms. Smith or e-Clarity Consulting Inc.:help4animalcare.com, help4skincare.com, help4psoriaris.com,help4animalskincare.com, help4eczema.com, help4dermatitis.com, help4itchyskin.com, dermaluster.com, dermalustre.com, and sooaway.com. Ms. Smith refuses to transfer the registered ownership and control of these domain names to us. We have instructed legal counsel to commence legal proceedings seeking injunctive and other relief, recovery of full legal ownership and control of all domain names. The legal proceedings have not yet commenced. Ms. Smith stopped coming to work in December 2004 and we took the position that she quit. She made efforts for us to terminate her, but we did not do so. Through her legal counsel, she has threatened legal proceedings for unpaid deferred wages and unpaid benefits provided in her agreement with us. In April 2005, we gave Ms. Smith notice that her options had expired.

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


-------------------------
11999 Nidus Information Services,  Inc. Well-Connected Report:  Psoriasis.  June
1999


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

In addition to the  restatements  noted above,  certain  other  revisions to the
financial   statement  note   disclosures  were  made  to  improve  the  overall
presentation of the Company's financial statements.

RESULTS OF OPERATIONS FOR YEAR ENDED MAY 31, 2005 ("2005") COMPARED TO THE YEAR ENDED MAY 31, 2004 ("2004")

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

On April 5, 2005, the Company completed financing agreements totalling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company's stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The notes are secured by a grant of a general security interest in all of the Company's assets both tangible and intangible

On April 5, 2005, the Company completed financing agreements totalling $1,100,000. Under the agreements the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due on April 5, 2006. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company over a twelve-month period. The conversion price is based on 80% of the average of the three lowest closing prices of the Company's stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The notes are secured by a grant of a general security interest in all of the Company's assets both tangible and intangible The Company is to issue four series of share purchase warrants assuming the complete conversion of the notes issued on April 5, 2005 at a conversion price determined by dividing the convertible notes by the lesser of $0.16 or 80% of the volume weighted average price of the common stock for the thirty trading days preceding April 5, 2005 as follows: Class A warrants equivalent to the number of shares issued on the convertible note exercisable at $0.20 per share; Class B warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.25 per share; Class C warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.30 per share; and Class D warrants equivalent to 50% of the number shares issued on the convertible note exercisable at $0.45 per share. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price.

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

On August 1, 2005 the financing agreement was amended and the Company was advanced $140,000. The terms and conditions of the original agreement are unchanged except that the maximum conversion price for the convertible note was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Should the Company's SB-2 filing with the SEC not become effective within 90 days of April 05, 2005 the penalty will be 5% for each 30 day delay, instead of the originally agreed penalty of 2%. There are specific provisions for the use of proceeds if the Company varies by more than 5% for each individual item specified on the use of proceeds. The Company is committed to paying the lenders' legal fees with respect to the amendment of $3,000.


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

ITEM 7.      FINANCIAL STATEMENTS


AVVAA World Health Care Products, Inc.
(A Development Stage Company)

                                                                        Index


Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Cash Flows                                    F-4

Consolidated Statement of Stockholders' Equity                           F-5

Notes to the Consolidated Financial Statements                           F-6

            Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AVVAA World Health Care Products, Inc.

We have audited the accompanying consolidated balance sheets of AVVAA World Health Care Products, Inc. (A Development Stage Company) as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for the period from March 25, 1999 (date of inception) to May 31, 2005 and the years ended May 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of AVVAA World Health Care Products, Inc., (A Development Stage Company) as of May 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for the period from March 25, 1999 (date of inception) to May 31, 2005 and the years ended May 31, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States.

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

/s/ "Manning Elliott"
----------------------
Chartered Accountants

Vancouver, Canada

September 9, 2005, except for Note 16 as to which the date is October 21, 2005

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)


                                                                                      May 31,            May 31,
                                                                                      2005                2004
                                                                                        $                  $
                                                                                                      (Restated -
                                                                                                      See Note 16)
-------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
   Cash                                                                                  112,995            42,787
   Accounts receivable                                                                     7,584                 -
   Inventory (Note 3)                                                                    217,770                 -
   Prepaid expenses and deposits                                                          98,795                 -
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                     437,144            42,787

Patent Protection Costs (Note 4)                                                               -            11,378

Advance Royalty Deposits (Note 4)                                                              -           220,000

Property and Equipment (Note 5)                                                           18,170             8,246

Website Development Costs (Note 6)                                                         6,511                 -

Deferred Financing Fees (Note 7)                                                         130,838                 -
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             592,663           282,411
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable                                                                      524,942           610,331
   Accrued liabilities                                                                    78,841            99,490
   Convertible notes, less unamortized discount of $377,623 (Note 7)                     331,877                 -
   Due to related parties (Note 8)                                                     1,094,835           859,612
   Other advances (Note 9)                                                               211,395           220,866
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                              2,241,890         1,790,299
-------------------------------------------------------------------------------------------------------------------

Commitments (Note 13)
Subsequent Events (Note 15)

Stockholders' Deficit

Common Stock (Note 10) - 100,000,000 shares authorized
at $0.001 par value; 35,794,872  and 22,455,672 issued
and outstanding, respectively                                                             35,795            22,456

Additional Common Stock Subscribed                                                             -            70,000

Additional Paid-in Capital                                                             6,897,286         2,972,212

Deferred Compensation (Note 10)                                                       (1,319,725)         (496,031)

Accumulated Other Comprehensive Loss                                                     (87,944)          (47,661)

Deficit Accumulated During the Development Stage                                      (7,174,639)       (4,028,864)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                           (1,649,227)       (1,507,888)
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                              592,663           282,411
===================================================================================================================


        (The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)

                                                                  Accumulated
                                                                      from
                                                                 March 25, 1999
                                                              (Date of Inception)                             Year Ended
                                                                   to May 31,            May 31,
                                                                      2005               2005                    2004
                                                                       $                   $                      $
                                                                                                              Restated -
                                                                                                             See Note 16)
-------------------------------------------------------------------------------------------------------------------------
Sales                                                            22,430                   13,021                   9,409

Cost of Sales                                                    12,481                    6,277                   6,204
-------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                      9,949                    6,744                   3,205
-------------------------------------------------------------------------------------------------------------------------

Operating Expenses

     Depreciation                                                18,466                   10,982                   6,098
     Impairment loss on assets                                  310,898                  231,378                  79,520
     Research and development (1)                               976,253                  269,432                 155,690
     Selling, general and administrative (1)                  5,526,791                2,324,389               2,060,240
-------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                      6,632,408                2,836,181               2,301,548
-------------------------------------------------------------------------------------------------------------------------

Net Loss from Operations                                     (6,822,459)              (2,829,437)             (2,298,343)

Debt Issue Costs                                                (23,712)                 (23,712)                       -
Interest Expense                                               (359,613)                (323,771)                 (8,440)
Gain on Settlement of Debt                                       13,317                   13,317                       -
Other Income                                                     17,828                   17,828                       -
-------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                                      (7,174,639)              (3,145,775)             (2,306,783)

Other Comprehensive Income (Loss)
     Foreign currency translation gain (loss)                   (87,944)                 (40,283)                 21,235
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                           (7,262,583)              (3,186,058)             (2,126,508)
-------------------------------------------------------------------------------------------------------------------------
Basic and Diluted Net Loss Per Share                                                       (0.11)                  (0.11)
-------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding                                            27,477,000              20,156,000
-------------------------------------------------------------------------------------------------------------------------

(1) Stock-based compensation is included in the following:
   Selling, general and administrative                        2,576,998                1,353,986               1,053,670
   Research and development                                      56,000                   56,000                       -
-------------------------------------------------------------------------------------------------------------------------
                                                              2,632,998                1,409,986               1,053,670
-------------------------------------------------------------------------------------------------------------------------

            (The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)

                                                                           Accumulated from
                                                                            March 25, 1999
                                                                         (Date of Inception)     Year Ended
                                                                             to May 31,            May 31,       2004
                                                                                2005               2005            $
                                                                                 $                   $        Restated - see
                                                                                                              ( Note 16)
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net loss for the period                                                    (7,174,639)      (3,145,775)     (2,306,783)
   Adjustments to reconcile net loss to net cash used in operating activities
     Amortization of deferred compensation and other
             stock-based compensation                                           2,632,998        1,409,986       1,053,670
     Depreciation                                                                  18,466           10,982           6,098
     Gain on settlement of debt                                                  (13,317)         (13,317)               -
     Impairment loss on assets                                                    310,898          231,378          79,520
     Non-cash interest and debt issue costs                                       306,089          306,089               -
     Recapitalization costs                                                      (115,730)               -               -
   Changes in operating assets and liabilities
     Accounts receivable                                                           (7,584)          (7,584)              -
     Inventory                                                                    (97,770)         (97,770)              -
     Prepaid expenses and deposits                                                (98,795)         (98,795)              -
     Accounts payable and accrued liabilities                                   1,039,983          210,212         248,657
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                          (3,199,401)      (1,194,594)       (918,838)
---------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Website development costs                                                       (7,798)          (7,798)              -
   Patent protection costs                                                        (11,378)               -          (1,378)
   Purchase of property and equipment                                             (33,755)         (19,619)              -
   Advance royalty deposits                                                      (220,000)               -         (25,000)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                            (272,931)         (27,417)        (26,378)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Advances from (repayment to) others                                            211,395          (9,471)          80,920
   Advances from related parties                                                1,933,947          546,430         561,832
   Repayments to related parties                                                 (562,658)        (230,407)       (261,494)
   Proceeds from convertible notes                                                960,000          660,000               -
   Debt issue costs                                                             (105,050)        (105,050)               -
   Proceeds from issuance of common stock                                       1,235,637          471,000         581,220
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                       3,673,271        1,332,502         962,478
---------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                           (87,944)         (40,283)         21,235
---------------------------------------------------------------------------------------------------------------------------
Change in Cash                                                                    112,995           70,208          38,497
---------------------------------------------------------------------------------------------------------------------------
Cash - Beginning of Period                                                              -           42,787           4,290
Cash - End of Period                                                              112,995          112,995          42,787
---------------------------------------------------------------------------------------------------------------------------
Non-cash Investing and Financing Activities
   Advance royalty deposits payable                                                25,000                -          25,000
   Shares issued to settle debt                                                   507,442          302,932         204,510
   Shares issued for convertible debenture conversions                            300,000                -               -
   Shares issued to purchase inventory                                            120,000          120,000               -
   Promissory notes issued to acquire assets                                       73,346                -          73,346
   Shares issued for consulting fees and services                               2,795,804        2,014,304         781,500
   Shares issued to settle related party debt                                     349,800           80,800         269,000
---------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
   Interest paid                                                                        -                -               -
   Income taxes paid                                                                    -                -               -

         (The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(expressed in U.S. Dollars)
(Restated - see Note 16)


                                                                  Additional   Additional             Accumulated Other
                                  Common Stock       Common Stock   Paid-in      Deferred    Comprehensive   Accumulated
                                  Shares     Amount   Subscribed    Capital    Compensation      Loss           Deficit      Total
                                    #          $          $             $           $              $               $           $
-----------------------------------------------------------------------------------------------------------------------------------
Balance - March 25, 1999
 (Date of Inception)                      1                       -           -         -             -              -           -
Stock issued for cash pursuant
 to a private placement          10,125,000    10,125           -    (1,500)            -              -             -       8,625
Net loss for the period                   -         -           -         -             -              -             -           -
-----------------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 1999           10,125,001    10,125           -    (1,500)            -              -             -       8,625
Net loss for the year                     -         -           -         -             -              -      (131,611)   (131,611)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 2000           10,125,001    10,125           -    (1,500)            -              -      (131,611)   (122,986)
Net loss for the year                     -         -           -         -             -              -      (261,767)   (261,767)
-----------------------------------------------------------------------------------------------------------------------------------
(Balance - May 31, 2001          10,125,001    10,125           -    (1,500)            -              -      (393,378)   (384,753)
Stock issued for cash pursuant
 to a private placement           1,537,500     1,538           -      (257)            -              -             -       1,281
Stock issued pursuant to
 conversion of convertible
 debentures                         450,000       450           -   299,550             -              -             -     300,000
Net loss for the year                     -         -           -         -             -              -      (509,095)   (509,095)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 2002           12,112,501    12,113           -   297,793             -              -      (902,473)   (592,567)
Re-capitalization
  transactions - June 28,
  2002: Shares of AVVAA
  World Health Care
  Products, Inc. (formerly
  Sierra Gigante
  Resources Inc.)                 2,709,200     2,709           -   (99,300)      (19,118)             -             -    (115,709)
Shares issued for services
 to be rendered                   2,590,000     2,590           -   755,510      (758,100)             -             -           -
Amortization of deferred
 compensation                             -         -           -         -       169,342              -             -     169,342
Common stock to be issued                 -         -     181,198         -             -              -             -     181,198
Foreign currency
 translation adjustment                   -         -           -         -             -        (68,896)            -     (68,896)
Net loss for the year                     -         -           -         -             -              -      (819,608)   (819,608)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2003          17,411,701    17,412     181,198   954,003      (607,876)       (68,896)   (1,722,081) (1,246,240)
Shares issued for cash            2,776,131     2,776    (173,698)  682,142             -              -             -     511,220
Shares issued to settle debt        637,840       638     (7,500)   211,372             -              -             -     204,510
Shares issued to settle
 related party debt                 390,000       390           -   268,610             -              -             -     269,000
Shares issued for services        1,450,000     1,450           -   780,050      (781,500)             -             -           -
Amortization of deferred
 compensation                             -         -           -         -       893,345              -             -     893,345
Value of stock options granted                      -           -    75,825             -              -             -      75,825
Share subscriptions received              -         -      70,000         -             -              -             -      70,000
Shares cancelled                   (210,000)     (210)          -       210             -              -             -           -
Foreign currency translation
 adjustment                               -         -           -         -             -         21,235             -      21,235
Net loss for the year                     -         -           -         -             -              -    (2,306,783) (2,306,783)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2004          22,455,672    22,456      70,000 2,972,212      (496,031)       (47,661)   (4,028,864) (1,507,888)
Shares issued for cash,
   subscriptions and consulting
   services                       2,200,000     2,200     (70,000)  547,800             -              -             -     480,000
Shares issued to purchase
 inventory                          500,000       500           -   119,500             -              -             -     120,000
Shares issued to settle debt      1,213,500     1,213           -   301,719             -              -             -     302,932
Share issued to settle related
 party debt                         505,000       505           -    80,295             -              -             -      80,800
Shares issued for services
 to be rendered                   8,920,700     8,921           - 2,005,383    (2,014,304)             -             -           -
Amortization of deferred
 compensation                             -         -           -         -     1,190,610              -             -   1,190,610
Value of stock options
 granted                                  -         -           -   210,377             -              -             -     210,377
Value of beneficial
   conversion feature
   related to the
   convertible notes                      -         -           -   213,941             -              -             -     213,941
Value of warrants issued                  -         -           -   446,059             -              -             -     446,059
Foreign currency
 translation adjustment                   -         -           -         -             -        (40,283)            -     (40,283)
Net loss for the year                     -         -           -         -             -              -    (3,145,775) (3,145,775)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2005          35,794,872    35,795           - 6,897,286    (1,319,725)       (87,944)   (7,174,639) (1,649,227)
-----------------------------------------------------------------------------------------------------------------------------------

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



2.   Summary of Significant Accounting Principles (continued)

     (q)  Stock-based Compensation (continued)

          The fair value of the options granted during the year (no options were granted in the comparable period) was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         Year Ended                Year Ended
                                                          May 31,                    May 31,
                                                            2005                      2004
                                                             $                          $

         Expected dividend yield                             0%                           0%
         Risk-free interest rate                          3.90%                        3.85%
         Expected volatility                               114%                         123%
         Expected option life (in years)                     5                            1


          Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $731,908 for the year ended May 31, 2005. The stock options granted to employees vested immediately upon grant.

          The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

                                                                                                      Year Ended
                                                                                                         May 31,
                                                                                          2005                              2004
                                                                                            $                                 $

         Net loss - as reported                                                         (3,145,775)                      (2,306,783)
         Add: Stock-based compensation expense included in net loss -
           as reported                                                                     257,562                                -
         Deduct: Stock-based compensation expense determined under
           fair value method                                                              (989,470)                                -
         ---------------------------------------------------------------------------------------------------------------------------

         Net loss - pro forma                                                           (3,877,683)                      (2,306,783)
         ---------------------------------------------------------------------------------------------------------------------------

         Net loss per share (basic and diluted) - as reported                                (0.11)                           (0.11)
         Net loss per share (basic and diluted) - pro forma                                  (0.14)                           (0.11)


AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2005 and 2004



2.   Summary of Significant Accounting Principles (continued)

     (r)  Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact on the Company's results of operations and financial position.

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

     (s)  Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Inventory

                                                                        May 31,                   May 31,
                                                                         2005                      2004
                                                                     Net Carrying              Net Carrying
                                                                          Value                     Value
                                                                            $                         $

     Raw materials                                                         57,893                         -
     Finished goods                                                       159,877                         -
     -------------------------------------------------------------------------------------------------------

                                                                          217,770                         -
     -------------------------------------------------------------------------------------------------------

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


5.   Property and Equipment

                                                                                                       May 31,              May 31,
                                                                                                        2005                 2004
                                                                                 Accumulated        Net Carrying       Net Carrying
                                                                Cost             Depreciation            Value             Value
                                                                  $                   $                    $                 $

     Computer equipment                                        17,168                4,957              12,211                    -
     Moulds                                                    14,136               10,602               3,534                8,246
     Office equipment                                           2,425                    -               2,425                    -
     -------------------------------------------------------------------------------------------------------------------------------

                                                               33,729               15,559              18,170                8,246
     -------------------------------------------------------------------------------------------------------------------------------



6.   Website Development Costs

                                                                                                         May 31,          May 31,
                                                                                                          2005             2004
                                                                                  Accumulated        Net Carrying     Net Carrying
                                                                  Cost            Depreciation            Value            Value
                                                                   $                   $                   $                $

     Website development costs                                   7,798               1,287               6,511                -
     -------------------------------------------------------------------------------------------------------------------------------

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


8.   Related Party Balances and Transactions

                                                                                                       May 31,
                                                                                                         2005        May 31, 2004
                                                                                                          $                $

     (a)          Balances

              (i)            Shield-Tech Products Inc.                                                     445,588          410,227
              (ii)           Directors and/or officers                                                     599,719          396,453
              (iii)          Due to former officer                                                          49,528           52,932
     -------------------------------------------------------------------------------------------------------------------------------

                                                                                                         1,094,835          859,612
     -------------------------------------------------------------------------------------------------------------------------------

     (i) Shield-Tech Products Inc., a company under common control, conducted research and incurred development expenditures on the Company's behalf. The advances are without interest, unsecured and there are no agreed repayment terms.

     (ii) The  advances   from   directors   and/or   officers  are   unsecured,
          non-interest bearing, and due on demand.

     (iii)On January 2, 2004, the Company completed the October 15, 2003 agreement (as amended January 1, 2004) to purchase certain operational business assets of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) ("Mystic"), a company based in British Columbia, Canada and owned by a former officer of the Company. In return, the Company issued two promissory notes totalling CAD$100,000 to the owner of Mystic. Both promissory notes are non-interest bearing and unsecured. The Company and Mystic decided to terminate the agreement but have not yet settled the terms. As at May 31, 2004, the Company wrote off all the assets it acquired from Mystic totalling $79,520.

     (b)  Transactions

          Six directors/officers were paid/accrued $599,719 for the year ended May 31, 2005 (2004 - $640,000) for consulting services rendered.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2005 and 2004



9.   Other Advances

     (a)  The Company  received  advances  from a  non-related  party  totalling
          $114,000 to assist in research and development. The advances are currently payable, is unsecured and accrues interest at prime plus 1% per annum. Interest of $7,980 was accrued and charged to operations for the year ended May 31, 2005, (2004 - $6,107). As of May 31, 2005,
          $40,033 of interest has been accrued on these advances and is included in other advances. (b) On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the "Band"). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band's land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received CAD$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. During the year ended May 31, 2005 the Company repaid CAD$30,000 of the Band's advances, leaving a balance owing at May 31, 2005 of $57,362 (CAD$72,000). On July 27, 2004, the
          Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004.


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



11.      Stock Options (continued)

     A summary of the changes in the Company's stock options is presented below:

                                                                                   May 31, 2005                        May 31, 2004
                                                                                    Weighted                        Weighted Average
                                                                                 Average Exercise                         Exercise
                                                                                      Price                                 Price
                                                                     Number                               Number
                                                                                        $                                     $

           Balance, beginning of year                               225,000            0.87                    -                -
           Granted                                                4,500,000            0.25              225,000             0.87
           Exercised                                                      -               -                    -                -
           Forfeited/Expired                                      (425,000)            0.59                    -                -
           -----------------------------------------------------------------------------------------------------------------------

           Balance, end of year                                   4,300,000            0.25              225,000             0.87
           -----------------------------------------------------------------------------------------------------------------------


     Additional information regarding stock options outstanding as at May 31, 2005 is as follows:

                                                        Outstanding                                   Exercisable
                                    -----------------------------------------------------  -----------------------------------
                Exercise prices        Number of              Weighted
                                                               average                             Weighted           Weighted
                                                             remaining          average           Number of            average
                                                            contractual      exercise price         shares          exercise price
                       $                     shares        life (years)              $                                    $

                     0.15                  1,400,000              1.48              0.05           1,400,000             0.05
                     0.28                  1,600,000              1.45              0.10           1,600,000             0.10
                     0.31                  1,000,000              0.90              0.07           1,000,000             0.07
                     0.38                    200,000              0.10              0.02             200,000             0.02
                     0.42                    100,000              0.09              0.01             100,000             0.01
                                    -----------------------------------------------------  -----------------------------------

                                           4,300,000              4.02              0.25           4,300,000             0.25
                                    -----------------------------------------------------  -----------------------------------


12.  Stock Purchase Warrants

     A summary of the changes in the Company stock purchase warrants is presented below:

                                                                                 May 31, 2005                        May 31, 2004
                                                                               Weighted Average                    Weighted Average
                                                                                    Exercise                             Exercise
                                                                                     Price                                Price
                                                                     Number                                Number
                                                                                        $                                    $

     Balance, beginning of year                                     3,230,471           0.40                     -             -
     Granted                                                       14,775,000           0.30             3,230,471          0.40
     Exercised                                                              -              -                     -             -
     Forfeited/Expired                                                      -              -                     -             -
     -------------------------------------------------------------------------------------------------------------------------------

     Balance, end of year                                          18,005,471           0.25             3,230,471          0.40
     -------------------------------------------------------------------------------------------------------------------------------

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2005 and 2004



12.  Stock Purchase Warrants (continued)

     As at May 31, 2005, the following share purchase warrants were outstanding:

            Number of     Exercise
             Warrants       Price                         Expiry Date

               3,230,471    0.40     August 19, 2005 (expired subsequently)
               2,200,000    0.45     December 15, 2005
                 200,000    0.38     July 29, 2007
               4,125,000    0.20     April 10, 2010
               3,093,750    0.25     April 10, 2010
               3,093,750    0.30     April 10, 2010
               2,062,500    0.45     April 10, 2010
          ----------------------------------------------------------------------

              18,005,471
          ----------------------------------------------------------------------



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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2005 and 2004



14.  Income Taxes

     The tax effects of the significant temporary differences, which would comprise tax assets at May 31, 2005 and 2004, are as follows:


                                                                                                      2005                  2004
                                                                                                       $                      $

     Deferred tax asset:

        Operating loss carryforward                                                                 2,052,000             1,528,000

     Valuation allowance                                                                           (2,052,000)           (1,528,000)
     -------------------------------------------------------------------------------------------------------------------------------

     Net deferred tax asset                                                                                 -                     -
     -------------------------------------------------------------------------------------------------------------------------------


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


15.  Subsequent Events

     (a) On August 1, 2005 the financing agreements were amended and the Company was advanced $140,000. The terms and conditions of the original agreement are unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Also the penalty for the delay in the Company's SB-2 filing with the SEC becoming effective within 90 days of April 5, 2005 has been increased to 5% for each 30 day period. The Company is committed to paying the lenders' legal fees with respect to the amendment of $3,000.

     (b) On August 30, 2005 the Company completed the purchase of land and building in Lumby, British Columbia, Canada, which will become the Company's head office for CAD$325,000. The Company paid brokerage, loan and acceptance fees totalling CAD$36,125. The Company financed the purchase with mortgages totalling CAD$350,000. A first mortgage of CAD$211,250 bearing interest at 9.95% with a term of one year and a second mortgage of CAD$138,750 for a one year term bearing interest of 15% per annum. The President of the Company and his spouse provided additional security for both mortgages.

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


                                                                                    May 31, 2004                       May 31, 2004
                                                                               Previously Reported   Adjustment        As Restated
                                                                                         $               $                 $

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


                                                                                 Year Ended                              Year Ended
                                                                                  May 31, 2004                         May 31, 2004
                                                                              Originally Reported    Adjustment         As Restated
                                                                                        $                   $                 $

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

     In addition to the restatements noted above, certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company's financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated within the time periods specified in the Commission's rules and forms. During preparation of the February 28, 2005 financial statements, it was discovered that the fair value of certain stock options granted to outside consultants, while properly disclosed in the notes to the financial statements, had not been expensed in the May 31, 2004 financial statements, as required by generally accepted accounting principles ("GAAP"). All of the options were properly recorded, processed, summarized and communicated to management. The error did not occur as a result of any breach of disclosure controls but rather, as a result of incorrect application of GAAP to the accounting for consultant stock options. The required amended financial statements were filed in the amended Form 10-KSB for the year ended May 31, 2004.

The Company's system of disclosure controls and procedures were augmented in September 2004, through the Company obtaining accounting advice from external advisors on technical GAAP issues. The Certifying Officers believe, based on controls in place at May 31, 2005, that the Company's control procedures at May 31 2005 are effective.

Changes in internal controls

In July 2005, additional controls and procedures were implemented with respect to stock options granted and common shares issued as approved by the Company's Board of Directors. A separate control log is maintained by the Company's Administrative Accounting Assistant. This log is independently reviewed by the Company's Controller and Chief Accounting Officer. These procedures were executed in July 2005 and carried out retroactively to June 1, 2003. No additional errors were detected.

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


Name                    Age       Position
----------------------- -------   ----------------------------------------------



Jack Farley               62      President, Chief Executive Officer and
                                  Director



Charles Austin            68      Chief Financial Officer, Chief Accounting
                                  Officer, Secretary and Director



Dr. Mark Alden            53      Director



James MacDonald           68      Director

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


                                      III-2

CHARLES AUSTIN has been our Chief Financial Officer, Secretary and a member of our Board of Directors since June 28, 2002. He was recently appointed our Chief Accounting Officer. Mr. Austin was the Chief Financial Officer and Manager of Development and Planning of Mind Your Own Skin Products, Inc. In such capacity, he assisted the company's President in preparing business plans and operating budgets and prepared long range financial projections and facility plans. He also completed all required financial statements and conducted the annual strategic planning meeting with the company's executive team.

From 1999 to 2000, he worked as a consultant for various British Columbia businesses. He conducted assessment of businesses and profitability improvement checkups and identified and reported areas for profit improvement. He also assisted these companies in the development of business plans and assisting in the implementation of related action plans.

From 1997 to 1999, he was the managing director of Triathlon Canada where he facilitated in the development and implementation of a strategic plan entitled "Towards 2000 and Beyond." He also participated in the development of prize winning marketing materials and had extensive involvement in the fund raising and communications program.

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

                                                  SUMMARY COMPENSATION TABLE


                              Annual Compensation                         Long-Term Compensation
                              -------------------                         -----------------------


Name and Principal                                              Other Annual    Restricted        Securities Underlying
Position                     Year         Salary       Bonus   Compensation    Stock Award(s)            Options
-------------------------  ------------  ----------    ------  --------------  --------------  -----------------------

John Farley                  2005          $102,000      0           0              0                    0

President and CEO            2004          $102,000      0           0              0                    0

                             2003          $103,138      0           0              0                    0



Chuck Austin                 2005           $90,000      0           0              0                    0

Secretary and CFO            2004           $90,000      0           0              0                    0

                             2003           $74,957      0           0              0                    0


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

                      OPTIONS GRANTS IN PRESENT FISCAL YEAR
                            (Commencing June 1, 2004)
                               (Individual Grants)




                          Number of           Percent of total
                         securities           options granted to
                      underlying options      employees in last      Exercise or base
Name                    guranted (#)          fiscal year            Price ($/Share)        Expiration Date
--------------        ------------------     --------------------   -------------------    ----------------
John Farley (1)           1,200,000 (3)         46.15%                   (4)                June 24, 2009

John Farley (2)             250,000              9.62%                   (5)                March 6, 2010

Chuck Austin(1)             300,000             11.54%                   (5)                June 24, 2009

Chuck Austin(2)             250,000              9.62%                   (5)                March 6, 2010


     (1)  Options issued from the 2004 Stock Option Plan.
     (2)  Options issued from the 2005 Stock Option Plan.
     (3) Includes 200,000 options issued to Lorie Campbell-Farley, John's wife and an employee.
     (4) The exercise price for 1,000,000 options granted to John Farley is 110% of the fair market value of our common stock on the grant date. The other 200,000 options granted to Lorie Campbell-Farley is 100% of the fair market value of our common stock on the grant date.
     (5) The exercise price for the options granted is 100% of the fair market value of our common stock on the grant date.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal year ending May 31, 2005, by the executive officers named in the Summary Compensation Table.


                                                                    Number of Securities      Value of Unexercised
                                                                   Underlying Unexercised    In-the-Money Options at
Name                   Shares acquired on    Value realized ($)       Options at Fiscal           Fiscal Year-
                          exercise (#)                                   Year-End(#)                End($)(1)
                                                                         -----------                ---------

                                                                 Exercisable/ Unexercisable       Exercisable/
                                                                                                  Unexercisable


 None



                                      III-4

Employment Agreements.

We presently have employment agreements with our officers. The summary of such employment agreements is as follows:

John Farley: Effective May 1, 2003, we entered into an agreement with Mr. Farley to act as our President and Chief Executive Officer. His compensation is as follows: (i) Salary: $102,000 per year. At the end of the initial year, our Compensation Committee will review the salary amount and determine whether to recommend a salary increase; (ii) Bonus: discretionary 10% bonus based on salary which is at the sole option of us; (iii) stock options: based on our stock option plan for the year of employment, Mr. Farley shall receive 71% of the total shares issued under our stock option plan; (iv) automobile provided with a value between Cdn$40,000 to Cdn$50,000. Mr. Farley can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Farley's agreement, with or without cause. If this happens in the first 18 months of employment, we owe him 2 years salary; if this happens after 18 months, we owe him an amount increasing equally each month until we reach $2,000,000

Charles Austin: Effective May 1, 2003, we entered into an agreement with Mr. Farley to act as our Chief Financial Officer (and it originally stated our Manager of Planning and Development; we appointed Mr. Austin our Secretary). His compensation is as follows: (i) Salary: $90,000 per year. At the end of the initial year, our Compensation Committee will review the salary amount and determine whether to recommend a salary increase; (ii) Bonus: discretionary bonus, at the sole option of us; (iii) stock options: in the sole discretion of the Compensation Committee; (iv) automobile provided with a value between Cdn$40,000 to Cdn$50,000. On a one time basis, we paid Mr. Austin 250,000 of our shares. Mr. Austin can terminate the agreement upon 6 months prior notice to us. We can terminate Mr. Austin's agreement, with or without cause. If this happens in the first 18 months of employment, we owe him 2 years salary; if this happens after 18 months, we owe him an amount increasing equally each month until we reach $750,000.

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

Name and Address of                       Amount and Nature of        Percent of      Percent of
Beneficial Owner                          Beneficial Ownership        Class (1)       Class (3)
----------------                          --------------------        ---------       ---------
John Farley                                  5,490,000 (2)              14.23%
P.O. Box 335, 3018 Schaeffer Road            6,940,000 (4)                               6.93%
Falkland, BC, Canada V0E 1W0

Charles Austin                                 597,500                   1.55%
P.O. Box 335, 3018 Schaeffer Road            1,147,500 (5)                               1.15%
Falkland, BC, Canada V0E 1W0


                                      III-5



Dr. Mark Alden                                 524,500                                   1.36%
P.O. Box 335, 3018 Schaeffer Road              974,500 (6)                                 *
Falkland, BC, Canada V0E 1W0

James MacDonald                                 40,000 (9)              *
P.O. Box 335, 3018 Schaeffer Road              490,000 (7)                                 *
Falkland, BC, Canada V0E 1W0

Seaside Investments PLC (17)                 2,550,000 (8)               6.61%
c/o Gottbetter & Partners LLP
468 Madison Avenue
New York, New York 10022                                                                 2.55%

Alpha Capital Aktiengesellschaft(13)        23,437,500 (10)                             23.39%

Platinum Partners Value Arbitrage Fund      23,437,500 (10)                             23.39%
LP(14)

JM Investors, LLC(15)                        7,812,500 (11)                              7.80%

Osher Capital Inc.(16)                       2,604,167 (12)                              2.60%

Officers and Directors as a Group (4)        6,652,000                                  17.24%

                                             9,552,000                                   9.53%


   * - Less than 1%



     (1) Based on 38,593,072 shares issued and outstanding as of September 13, 2005.
     (2) Includes 2,850,000 shares held by Lorie Campbell-Farley, Mr. Farley's wife. In addition, 300,000 shares owned by Mr. Farley, included in this amount, are being held as security by a third party against a share loan.
     (3) Based on 100,184,739 shares issued and outstanding assuming the inclusion of all the shares registered in our registration statement (57,291,667) are issued and 4,300,000 shares issuable upon exercise of options granted in our 2004 and 2005 Stock Option Plans are exercised and issued.
    (4) Includes 1,250,000 shares underlying options issued to John Farley and 200,000 options issued to Lorie Campbell-Farley.
    (5)   Includes 550,000 shares underlying options issued to Charles Austin.
    (6)   Includes 450,000 shares underlying options issued to Dr. Mark Alden.
    (7)   Includes 450,000 shares underlying options issued to James MacDonald.
    (8) We intend to cancel our agreement with Seaside Investments PLC and cancel such shares.
    (9)   Includes 40,000 shares held by Louise MacDonald, Mr. McDonald's wife.
    (10) Consists of the following shares: 8,437,500 shares of common stock issuable in connection with the conversion of promissory notes; 5,000,000 shares of common stock issuable in connection with the exercise of the Class A Warrants; 3,750,000 shares of common stock issuable in connection with the exercise of the Class B Warrants;
          3,750,000 shares of common stock issuable in connection with the exercise of the Class C Warrants; and 2,500,000 shares of common stock issuable in connection with the exercise of the Class D Warrants.

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

Related Party Advances and Transactions

                                                                                   May 31, 2005     May 31, 2004
                                                                                    (audited)         (audited)
(a)      Advances                                                                      $                 $


         (i) Shield-Tech Products Inc.                                              445,588            410,277

         (ii) Directors and/or officers and former officer                          649,247            449,335
                                                                                ------------       ------------

                                                                                $ 1,094,835        $   859,612
                                                                                ------------       ------------

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



     (ii) The amounts due to directors and/or officers represent deferred salary, and the amount due to a former officer are unsecured, without fixed repayment terms and are non-interest bearing. These amounts have been accrued to the following officers and directors and former officer:

          Mark Alden                                   $    125,650
          Jim Haney                                    $    125,650
          Lorie Campbell-Farley                        $     61,423
          Gander Investment (1)                        $     84,189
          Chuck Austin                                 $     71,349
          Barbara Smith(2)                             $    131,458
          Former officer                               $     49,528

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


                                     AVVAA WORLD HEALTH CARE PRODUCTS, INC.

                                     By:  /s/ Jack Farley
                                          ----------------
                                          JACK FARLEY
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                          AND DIRECTOR


Dated:   December 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                TITLE                                            DATE
/S/ JOHN FARLEY          President, Chief Executive Officer and    December 9, 2005
---------------          Director
JOHN FARLEY



/S/ CHARLES AUSTIN       Secretary, Chief Financial Officer,       December 9, 2005
------------------       Chief Accounting Officer, and Director
CHARLES AUSTIN



/S/ DR. MARK ALDEN       Director                                  December 9, 2005
------------------
DR. MARK ALDEN



/S/ JAMES MACDONALD      Director                                  December 9, 2005
-------------------
JAMES MACDONALD


                     AVVAA WORLD HEALTH CARE PRODUCTS, INC.
                                 CODE OF ETHICS

Introduction

     AVVAA World Health Care Products, Inc. (the "Company") has adopted this Code of Ethics for its senior financial management to promote honest and ethical conduct and to deter wrongdoing. This Code applies to the Company's Chief Executive Officer and any Chief Financial Officer, treasurer, controller and other senior financial officer that the Company may hire in the future (collectively, "Financial Managers"). These individuals hold an important and elevated role in our corporate governance in that they are uniquely capable and empowered to ensure that all stakeholders' interests are appropriately balanced, protected and preserved.

Code of Ethics

     Financial Managers shall adhere to and advocate to the best of their knowledge and ability the following principles and responsibilities governing their professional and ethical conduct:

1. Act honestly and ethically, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

     The Company's reputation depends on honesty and integrity. At the Company, we are committed to always doing the right thing. As in all other aspects of our business, we expect our Financial Managers to adhere to the highest standards of honesty and integrity.

     As part of this Code, Financial Managers are also expected to keep accurate books and records. Keeping accurate books and records is not only about good corporate citizenship, but it is also required by law. The Company is a public company and required to comply with a complex set of rules and regulations of the Securities and Exchange Commission ("SEC"). It is of utmost importance to the Company that all transactions and entries in its financial, accounting and other records be accurate and complete so that the integrity of the Company' business reputation, financial statements and regulatory filings is preserved. If you are ever tempted or asked to make a representation - either in a document or in oral communication - that is other than fully accurate, do not do it. This applies to each and every detail of our business. It applies with equal force in circumstances where one might believe that the consequences of the inaccuracy would be harmless.

     Financial Managers should also avoid situations that involve any investment, interest or association that interferes, might interfere, or might appear to interfere, with the Financial Manager's exercise of independent judgment in the Company's best interests. A conflict of interest may also present itself indirectly, for example, through the Financial Manager's investment or involvement in another company, which does business with the Company. Financial Managers must disclose all potential conflicts of interest to their immediate supervisor. Those Financial Managers who are also executive officers of the Company must disclose potential conflicts of interest to the CEO and the Board of Directors.

2. Provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications the Company makes.

     The Company files annual reports with the SEC. These annual reports contain detailed financial and other information regarding the Company's business, operations and financial condition, including our audited financial statements. The Company also files with the SEC quarterly reports, which include its unaudited quarterly financial statements, together with other reports and information. The disclosures contained in all reports and documents that the Company files with the SEC, or makes public by other means (such as press releases), must be full, fair, accurate, timely and understandable.

     The applicable laws require that the Company maintain an overall system of disclosure controls and procedures that are adequate to meet its obligations to disclose such information. the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company to the SEC are recorded, processed, summarized and reported. Also, our disclosure controls and procedures must ensure that financial and non-financial information required to be disclosed by us is accumulated and communicated to the Company's management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Financial Managers are expected to comply with the Company's system of disclosure controls and procedures.

     The applicable laws also require that the Company maintain internal controls and procedures for financial reporting, designed to provide reasonable assurances that the Company financial statements are fairly presented in conformity with generally accepted accounting principles. Financial Managers are expected to comply with the Company's system of internal controls and procedures for financial reporting.

     Annually, our independent outside auditors engage in an examination of our books and records to complete the annual audit of the Company's financial statements. This audit is in addition to our internal audit functions. Quarterly, our independent auditors review our books and records in connection with SEC filings. Our Financial Managers, just like everyone else in the Company, are prohibited from indirectly or directly taking any action to fraudulently influence, coerce, manipulate or mislead the Company's auditors for the purpose of rendering our financial statements misleading. In addition, all Financial Managers have the responsibility to assure that complete and full information is provided to our internal and external auditors and that they receive assistance and cooperation in the performance of their duties.

3. Comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies, including the SEC.

     Financial Managers are expected to comply with both the letter and the spirit of all applicable governmental laws, rules and regulations that apply to the Company and its businesses. This also means that a Financial Manager is expected to seek assistance when unsure about how a particular law applies.

Violations of this Code

     All Financial Managers are accountable to the Company for their individual adherence to this Code. A failure to observe the terms of this Code may result in disciplinary action, up to and including termination of employment. It is also important to note that violations of this Code may also constitute violations of law and may result in civil and criminal action against the Company, the Financial Manager or other Company personnel. Any such civil or criminal action may result in a wide variety of penalties or sanctions that are adverse to the Company, the Financial Manager or other Company personnel, including jail time, financial penalties, restatements of previous disclosures, disgorgement of profits or bonuses, and cease and desist orders which can bar the Company or the Financial Manager involved from certain business activities.

Waivers

    Any waiver of this Code will be promptly disclosed to the public in the manner required by law. Requests for waivers must be made in writing to the Board of Directors prior to the occurrence of the violation of the Code.

Reporting Violations

    Financial Managers must promptly report observed violations of this Code to the Chair of the Company's Board of Directors.