Form 10QSB
period 2005-11-30
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2006-01-23
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 23, 2006, we had 47,530,203 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	November 30,	May 31,
	2005 $	2005 $
	(unaudited)	(audited)

Assets

Current Assets
Cash	5,989	112,995
Accounts receivable	1,791	7,584
Inventory (Note 3)	325,602	217,770
Prepaid expenses and deposits	4,685	98,795

Total Current Assets	338,067	437,144

Property and Equipment (Note 5)	323,179	18,170

Website Development Costs (Note 6)	5,606	6,511

Deferred Financing Fees (Note 7)	58,708	130,838

Total Assets	725,560	592,663

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	770,671	524,942
Accrued liabilities	98,299	78,841
Convertible notes, less unamortized discount of $203,321 and $377,623, respectively (Note 7)	646,179	331,877
Due to related parties (Note 8)	1,359,040	1,094,835
Other advances (Note 9)	215,735	211,395
Mortgages payable (Note 10)	299,940	-

Total Current Liabilities	3,389,864	2,241,890

Commitments and Contingencies (Notes 1, 4, 12 and 13)

Stockholders’ Deficit

Common Stock – 100,000,000 shares authorized at $0.001 par value; 35,794,872 issued and outstanding	35,795	35,795

Additional Paid-in Capital	7,049,753	6,897,286

Deferred Compensation	(898,694)	(1,319,725)

Accumulated Other Comprehensive Loss	(116,543)	(87,944)

Deficit Accumulated During the Development Stage	(8,734,615)	(7,174,639)

Total Stockholders’ Deficit	(2,664,304)	(1,649,227)

Total Liabilities and Stockholders’ Deficit	725,560	592,663

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. Dollars)

(unaudited)

	Accumulated
	from
	June 3, 1998
	(Date of Inception)	Three Months Ended		Six Months Ended
	to November 30,	November 30,		November 30,
	2005 $	2005 $	2004 $	2005 $	2004 $

Sales	54,559	12,548	–	32,129	–

Cost of Sales	25,833	2,901	–	13,352	–

Gross Profit	28,726	9,647	–	18,777	–

Operating Expenses

Depreciation	30,099	7,535	2,341	11,633	4,100
Impairment loss on assets	310,898	–	–	–	–
Research and development (1)	1,071,753	73,188	81,500	95,500	101,000
Selling, general and administration (1)	6,562,623	493,437	455,794	1,035,832	1,041,737

Total Operating Expenses	7,975,373	574,160	539,635	1,142,965	1,146,837

Net Loss from Operations	(7,946,647)	(564,513)	(539,635)	(1,124,188)	(1,146,837)

Debt Issue Costs	(106,342)	(42,400)	–	(82,630)	–
Interest Expense	(712,771)	(168,563)	–	(353,158)	–
Gain on Settlement of Debt	13,317	–	–	–	–
Other Income	17,828	–	–	–	–

Net Loss for the Period	(8,734,615)	(775,476)	(539,635)	(1,559,976)	(1,146,837)

Other Comprehensive Loss

Foreign currency translation loss	(116,543)	(15,246)	(81,500)	(28,599)	(113,471)

Comprehensive Loss	(8,851,158)	(790,722)	(621,135)	(1,588,575)	(1,260,308)

Basic and Diluted Net Loss Per Share		(0.02)	(0.03)	(0.04)	(0.05)

Weighted Average Common Shares Outstanding		35,794,872	24,292,000	35,794,872	24,363,000

(1) Stock-based compensation is included in the following:

Selling, general and administrative	3,010,496	220,098	250,401	433,498	653,911
Research and development	56,000	–	–	–	–

	3,066,496	220,098	250,401	433,498	653,911

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)

(unaudited)

	Six Months Ended November 30,

	2005 $	2004 $
Operating Activities

Net loss for the period	(1,559,976)	(1,146,837)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on convertible notes	271,022	–
Amortization of deferred compensation and other stock-based compensation	433,498	653,911
Debt issue costs	82,630	–
Depreciation and amortization	17,741	4,100
Intrinsic value of beneficial conversion features on the convertible notes	43,280	–
Shares issued for expenses	–	9,300
Changes in operating assets and liabilities
Accounts receivable	6,411	(7,257)
Inventory	(84,811)	(95,859)
Prepaid expenses and deposits	93,128	(1,788)
Accounts payable and accrued liabilities	265,187	(6,529)

Net Cash Used In Operating Activities	(431,890)	(590,959)

Investing Activities
Purchase of property and equipment	(15,047)	(17,168)

Net Cash Used In Investing Activities	(15,047)	(17,168)

Financing Activities
Advances from others	10,951	(1,858)
Repayment of advances from others	(10,951)	–
Advances from related parties	257,864	183,039
Repayments to related parties	(27,925)
Proceeds from convertible notes	140,000	–
Debt issue costs	(10,500)	–
Proceeds from issuance of common stock	–	459,833

Net Cash Provided by Financing Activities	359,439	641,014

Effect of Exchange Rate Changes on Cash	(19,508)	(64,910)

Change in Cash	(107,006)	(32,023)

Cash – Beginning of Period	112,995	42,787

Cash – End of Period	5,989	10,764

Non-cash Investing and Financing Activities
Mortgage proceeds to acquire land and building	294,836	–
Shares issued to settle debt	–	48,033
Shares issued for consulting fees and services	–	573,036
Shares issued to purchase inventory	–	125,000
Shares issued for expenses	–	9,300

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2005, the Company has not recognized significant revenue, has a working capital deficit of $3,051,797 and has accumulated operating losses of $8,734,615 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.	Summary of Significant Accounting Principles
(a)	Basis of Accounting

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in United States dollars.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mind Your Own Skin Products Inc. and AVVAAA World Health Care Products (Canada) Ltd. All inter-company accounts and transactions have been eliminated.

(c)	Year End

The Company’s fiscal year end is May 31.

AVVAA World Health Care Products, Inc

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

AVVAA World Health Care Products, Inc

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

AVVAA World Health Care Products, Inc

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

During the six months ended November 30, 2005, the Company recognized stock-based compensation of $443,498 (2004 - $653,911) in accordance with SFAS 123. Of this amount, $12,467 (2004 - $88,840) was recognized as the fair value of stock options granted to non-employees.

AVVAA World Health Care Products, Inc

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

On November 23, 2005 the Board of Directors granted 900,000 stock options to employees and non-employees pursuant to the above at a grant date fair value of $0.06 per option. The Company charged stock-based compensation expense of $12,467 to operations in accordance with SFAS 123 during the quarter ended November 30, 2005.

The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended November 30, 2005 $	Six Months Ended November 30, 2004 $

Expected dividend yield	0%	0%
Risk-free interest rate	4.37%	3.87%
Expected volatility	179%	40%
Expected option life (in years)	5	5

Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $43,636 for the six months ended November 30, 2005 (2004 - $282,591). The stock options granted to employees vested immediately upon grant.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	(q)	Stock-based Compensation (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005 $	2004 $	2005 $	2004 $

Net loss – as reported	(775,476)	(539,653)	(1,559,976)	(1,146,837)
Add: Stock-based compensation expense included in net loss – as reported	220,098	250,401	433,498	653,911
Deduct: Stock-based compensation expense determined under fair value method	(263,734)	(250,401)	(477,134)	(936,502)

Net loss – pro forma	(819,112)	(539,653)	(1,603,612)	(1,129,427)

Net loss per share (basic and diluted) – as reported	(0.02)	(0.02)	(0.04)	(0.05)
Net loss per share (basic and diluted) – pro forma	(0.02)	(0.02)	(0.04)	(0.06)
(r)	Recent Accounting Pronouncements

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

AVVAA World Health Care Products, Inc

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

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
(s)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.	Inventory
	November 30, 2005	May 31, 2005
	Net Carrying Value	Net Carrying Value
	$	$
	(unaudited)	(audited)

Raw materials	153,499	57,893
Finished goods	172,103	159,877

	325,602	217,770

AVVAA World Health Care Products, Inc

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

5.	Property and Equipment
			November 30, 2005	May 31, 2005
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$
			(unaudited)	(audited)

Land	22,762	–	22,762	–
Building	285,072	3,562	281,510	–
Computer equipment	17,168	7,790	9,378	12,211
Moulds	21,548	14,192	7,356	3,534
Office equipment	2,608	435	2,173	2,425

	349,158	25,979	323,179	18,170

6.	Website Development Costs
			November 30, 2005	May 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$
			(unaudited)	(audited)

Website development costs	8,388	2,782	5,606	6,511

AVVAA World Health Care Products, Inc

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

The Company has received $800,000 under the terms of the convertible notes and is to receive the balance of $300,000 once the Company has filed an SB-2 Registration Statement ("SB-2") with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% (subsequently amended to 5%) for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes. The SB-2 was declared effective in December 2005.

On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued. The remaining warrants will be issued upon the receipt of the additional financing of $440,000 as described above.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $446,059 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $660,000 at maturity. To November 30, 2005 accrued interest of $34,572 (May 31, 2005 - $8,100) has been included in accrued liabilities, and interest expense in the six months ended November 30, 2005 of $223,640 has been accreted increasing the carrying value of the convertible notes to $506,017 (May 31, 2005 - $282,377).

AVVAA World Health Care Products, Inc

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

The Company incurred debt issue costs of $154,550 relating to these convertible notes in fiscal 2005. During the six months ended November 30, 2005, $77,486 ($23,712 in the period ended May 31, 2005) has been charged to debt issue costs and the balance of $53,352 will be expensed over the remaining term of the convertible notes.

On August 1, 2005, the financing agreements were amended and the Company issued $140,000 in convertible notes. The terms and conditions of the original agreements are unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Also the penalty for the delay in the Company’s SB-2 filing with the SEC becoming effective within 90 days of April 5, 2005 has been increased to 5% for each 30 day period. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible note of $43,280 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $96,720 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $96,720 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $140,000 at maturity. As at November 30, 2005, accrued interest of $3,713 has been included in accrued liabilities, and interest expense in the six months ended November 30, 2005 of $47,382 has been accreted increasing the carrying value of the convertible notes to $90,662.

The Company incurred debt issue costs of $10,500 relating to the $140,000 convertible notes. During the six months ended November 30, 2005, $5,144 has been charged to debt issue costs and the balance of $5,356 will be expensed over the remaining term of the convertible notes.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

8.	Related Party Balances and Transactions
	August 31, 2005 $	May 31, 2005 $
	(unaudited)	(audited)

(a) Balances

(i) Shield-Tech Products Inc.	479,307	445,588
(ii) Directors and/or officers	826,457	599,719
(iii) Due to former officer	53,276	49,528

	1,359,040	1,094,835
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

Six directors/officers were paid/accrued $213,000 for the six months ended November 30, 2005 (2004 – $255,000) for consulting services rendered.

9.	Other Advances
(a)

The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advances are due on demand, unsecured and accrue interest at prime plus 1% per annum. As of November 30, 2005, $40,033 of interest has been accrued on these advances and is included in other advances.

(b)

On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of CAD$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received CAD$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid CAD$30,000 leaving a balance of $61,702 (CAD$72,000) remaining as at November 30, 2005.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

9.	Other Advances (continued)
(c)

On August 30, 2005, the Company was advanced $10,951 (CAD$13,000), which was required to close the purchase of the land and building. The advance is non-interest bearing, unsecured and due on demand. The amount was repaid in September 2005.

10.	Mortgages Payable

	November 30 2005 $	May 31, 2005 $
	(unaudited)	(audited)

Mortgage payable (CAD$211,250) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 15% per annum compounded monthly, payable in monthly instalments of CAD$1,734, and maturing in September 1, 2006	181,035	–

Mortgage payable (CAD$138,750) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9.95% per annum compounded monthly, payable in monthly instalments of CAD$1,912, and maturing on September 1, 2006	118,905	–

	299,940	–

11.	Stock Purchase Warrants
A summary of the changes in the Company stock purchase warrants is presented below:
	Six Months Ended November 30, 2005
	Number	Weighted Average Exercise Price
		$

Balance, beginning of the period	18,005,471	0.25
Granted	3,389,284	0.29
Exercised	–	–
Forfeited/Expired	(3,230,471)	0.40

Balance, end of the period	18,164,284	0.30

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

11.	Stock Purchase Warrants (continued)

As at the November, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

2,200,000	0.45	December 15, 2005 (subsequently expired)
200,000	0.38	July 29, 2007
4,125,000	0.20	April 10, 2010
3,093,750	0.25	April 10, 2010
3,093,750	0.30	April 10, 2010
2,062,500	0.45	April 10, 2010
1,129,761	0.20	August 1, 2010
847,321	0.25	August 1, 2010
847,321	0.30	August 1, 2010
564,881	0.45	August 1, 2010

18,164,284

12.	Commitments
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

AVVAA World Health Care Products, Inc

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

(d)

On January 10, 2005, the Company entered into a consulting agreement and agreed to pay a 2% sales commission on sales to customers introduced by a consultant. In addition, the Company will issue 150,000 common shares for each new product marketed by the consultant. The Company will also to pay a 5% commission on sales generated by the new products in year one dropping by 1% per year to a commission of 1% in year five. The consultant can also earn a 7.5% finder’s fee on any financing raised for the Company.

(e)

On January 20, 2005, the Company entered into a five-year agreement with a company for marketing and distribution services. The Company is to issue 1,900,000 common shares for the first year. The Company will pay a retainer fee of $10,000 plus $10,000 per month. The marketing company will earn a 15% commission on sales generated in its distribution channels. The Company will issue 400,000 common shares for each new product marketed by the marketing company. The Company issued 1,900,000 common shares on April 4, 2005 for a fair market value of $418,000, of this amount $151,693 was expensed at May 31, 2005 and $43,700 has been expensed for the six months ended November 30, 2005.

(f)

On February 8, 2005, the Company approved the issuance of stock options to a consultant to purchase 100,000 common shares of the Company at $0.20 per share once the first sale to a customer introduced to the Company has been completed. The options will expire five years from the date of issue. In addition, the consultant will receive a commission of 2% on sales introduced to the Company.

13.	Contingent Liability and Legal Proceedings

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

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

13.	Contingent Liability and Legal Proceedings (continued)

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

14.	Subsequent Events
(a)	In December 2005, the Company issued 2,864,631common shares for the conversion of $130,000 of the Convertible Notes and $3,633 of accrued interest.
(b)	On December 30, 2005, the Company issued 9,000,000 shares of common stock to six consultants for consulting services to be rendered over a one-year period.
(c)

On December 28, 2005, the financing agreements described in Note 7 were completed and the Company received $154,000 on January 17, 2006. The remainder of the $300,000 will be paid on January 25, 2006 ($89,000) and February 1, 2006 ($57,000) conditional on proof of receipt of a sales order. The Company is to issue 5,357,143 Class A warrants exercisable at $0.20 per share, 4,017,857 Class B warrants exercisable at $0.25 per share, 4,017,857 Class C warrants exercisable at $0.30 per share, and 2,678,571 Class D warrants exercisable at $0.45 per share. The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock in settlement of the $193,200 in penalties incurred as per the terms of the financing agreements.

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

As of November 30, 2005, we have a working capital deficit of $3,051,797 and have accumulated operating losses of $8,734,615 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

o “Skin problems are exceedingly common: 30% of Americans have dermatological conditions requiring a physician’s care. Moreover, the skin and its appendages (the hair and nails) play a paramount role in our psychological makeup.” (*Cecil Textbook of Medicine 20th edition, 1996).

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

o “85% of the US population between ages 12-25 develop some form of acne.” (*FDA Consumer Report, “On the Teen Scene” section of WebMD Health).

o The psoriasis market is continuing to grow with the aging population and affects between 0.5% - 3% of the world’s population, (*Well-Connected

Report, 1999 Nidus Information Services Inc., June 1999).

o *Forrester Research states in their article “B2B Healthcare Spending Shifting Online” (Jan. 2000), “Over-the-counter drugs, health and beauty aids will contribute $1.9 billion and $900 million, respectively, to the online retail category.”

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED NOVEMBER 30, 2005 (“2005”) COMPARED

TO THE THREE MONTHS ENDED NOVEMBER 30, 2004 (“2004”)

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2005 was $775,476 ($ 0.02 per share) compared to a net loss of $539,653 ($0.03 per share) in 2004, an increase of $235,823. The primary cause of the increased loss was the increase in interest expense which increased $168,563 and the increase in Selling, general and administrative expenses of $37,643. We also incurred debt issue costs of $42,400 in 2005 compared to none in 2004. Sales in 2005 contributed Gross profit of $9,647; there were no sales in 2004.

LIQUIDITY AND CAPITAL RESOURCES FOR SIX MONTHS ENDED NOVEMBER 30, 2005 (“2005”)

In 2005, operations were financed by the following material sources of funds; proceeds from the advance on the convertible notes of $140,000, funds advanced from related net of repayments to related parties of $229,939 and an increase in accounts payable of $265,187.

As of November 30, 2005, we had cash and cash equivalents of $5,989 and had a working capital deficit of $3,051,797. As of the year ending May 31, 2005, we had a working capital deficit of $1,804,746.

As of November 30, 2005 we had inventory on hand of $325,602, consisting of raw materials ($153,499) and finished goods ($172,103).

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

The Company has received $800,000 under the terms of the convertible notes and is to receive the balance of $300,000 once the Company has filed an SB-2 Registration Statement ("SB-2") with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% (subsequently amended to 5%) for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes. The SB-2 was declared effective in December 2005.

On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued.

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $446,059 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $660,000 at maturity. To November 30, 2005 accrued interest of $34,572 (May 31, 2005 - $8,100) has been included in accrued liabilities, and interest expense in the six months ended November 30, 2005 of $223,940 has been accreted increasing the carrying value of the convertible notes to $506,017 (May 31, 2005 - $282,877).

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

The Company incurred debt issue costs of $154,550 relating to these convertible notes in fiscal 2005. During the six months ended November 30, 2005, $77,486 ($23,712 in the period ended May 31, 2005) has been charged to debt issue costs and the balance of $53,352 will be expensed over the remaining term of the convertible notes.

On August 1, 2005, the financing agreements were amended and the Company issued $140,000 in convertible notes. The terms and conditions of the original agreements are unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. Also the penalty for the delay in the Company's SB-2 filing with the SEC becoming effective within 90 days of April 5, 2005 has been increased to 5% for each 30 day period. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible note of $43,280 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $96,720 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $96,720 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of $140,000 at maturity. As at November 30, 2005, accrued interest of $3,713 has been included in accrued liabilities, and interest expense in the six months ended November 30, 2005 of $47,382 has been accreted increasing the carrying value of the convertible notes to $90,662.

The Company incurred debt issue costs of $10,500 relating to the $140,000 convertible notes. During the six months ended November 30, 2005, $5,144 has been charged to debt issue costs and the balance of $5,356 will be expensed over the remaining term of the convertible notes.

SUBSEQUENT EVENTS

On December 28, 2005, the financing agreements were completed and the Company received $154,000 on January 17, 2006. The remainder of the $300,000 will be paid on January 25, 2006 ($89,000) and February 1, 2006 ($57,000) conditional on proof of receipt of a sales order. The Company issued 5,357,143 Class A warrants exercisable at $0.20 per share, 4,017,857 Class B warrants exercisable at $0.25 per share, 4,017,857 Class C warrants exercisable at $0.30 per share, and 2,678,571 Class D warrants exercisable at $0.45 per share. The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock in settlement of the $193,200 in penalties incurred as per the terms of the financing agreements.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated to management and shareholders on a timely basis. The Certifying Officers have concluded that the disclosure controls and procedures are effective as amended at the “reasonable assurance” level. Under the supervision and with the participation of management, as of November 30, 2005 the Certifying Officers reevaluated the effectiveness of the amended design and operation of our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulation; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ Jack Farley	Chief Executive Officer, President	Dated: January 23, 2006
Jack Farley

By:	/s/Charles Austin	Chief Financial Officer, Secretary	Dated: January 23, 2006
	Charles Austin	and Director