Form 10QSB
period 2006-02-28
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2006-04-19
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

(250) 547-2048

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 19, 2006, we had 57,647,740 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2006 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	February 28,	May 31,
	2006 $	2005 $
	(unaudited)

Assets

Current Assets
Cash	104,842	112,995
Accounts receivable	2,953	7,584
Inventory (Note 3)	337,681	217,770
Prepaid expenses and deposits	20,474	98,795

Total Current Assets	465,950	437,144

Property and Equipment (Note 5)	324,403	18,170

Website Development Costs (Note 6)	5,038	6,511

Deferred Financing Fees	25,900	130,838

Total Assets	821,291	592,663

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	767,363	524,942
Accrued liabilities	286,136	78,841
Convertible notes, less unamortized discount of $228,715 and $377,623, respectively (Note 7)	625,785	331,877
Due to related parties (Note 8)	1,507,501	1,094,835
Other advances (Note 9)	217,380	211,395
Mortgages payable (Note 10)	307,936	-

Total Current Liabilities	3,712,101	2,241,890

Commitments and Contingencies (Notes 1, 13 and 14)
Subsequent Events (Note 15)

Stockholders’ Deficit

Common Stock – 100,000,000 shares authorized at $0.001 par value; 53,796,221 and 35,794,872 issued and outstanding, respectively	53,796	35,795

Additional Paid-in Capital	8,411,888	6,897,286

Deferred Compensation	(1,353,334)	(1,319,725)

Accumulated Other Comprehensive Loss	(131,313)	(87,944)

Deficit Accumulated During the Development Stage	(9,871,847)	(7,174,639)

Total Stockholders’ Deficit	(2,890,810)	(1,649,227)

Total Liabilities and Stockholders’ Deficit	821,291	592,663

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. Dollars)

(unaudited)

	Accumulated
	from
	June 3, 1998
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to February 28,	February 28,		February 28,
	2006 $	2006 $	2005 $	2006 $	2005 $

Sales	60,451	5,892	5,205	38,021	5,205

Cost of Sales	28,521	2,688	2,568	16,040	2,568

Gross Profit	31,930	3,204	2,637	21,981	2,637

Operating Expenses

Depreciation and amortization	37,792	7,693	4,107	19,326	8,207
Impairment loss on assets	310,898	–	–	–	–
Research and development	1,090,993	19,240	20,427	114,740	121,427
Selling, general and administrative	7,126,660	564,036	447,094	1,599,869	1,559,181

Total Operating Expenses	8,566,343	590,969	471,628	1,733,935	1,688,815

Net Loss from Operations	(8,534,413)	(587,765)	(468,991)	(1,711,954)	(1,686,178)

Debt Issue Costs	(146,650)	(40,309)	–	(122,938)	–
Gain on Settlement of Debt	13,317	–	–	–	–
Interest Expense	(1,221,929)	(509,158)	–	(862,316)	–
Other Income	17,828	–	–	–	–

Net Loss	(9,871,847)	(1,137,232)	(468,991)	(2,697,208)	(1,686,178)

Other Comprehensive Gain (Loss)

Foreign currency translation gain (loss)	(131,313)	(14,770)	22,839	(43,369)	(42,971)

Comprehensive Loss	(10,003,160)	(1,152,002)	(446,152)	(2,740,577)	(1,729,149)

Net Loss Per Share – Basic and Diluted		(0.03)	(0.02)	(0.07)	(0.07)

Weighted Average Common Shares Outstanding		42,795,000	27,936,000	38,103,000	25,386,000

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended February 28,

	2006 $	2005 $
Operating Activities

Net loss	(2,697,208)	(1,686,178)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on convertible notes	446,281	–
Amortization of deferred compensation and other stock-based compensation	728,859	970,349
Debt issue costs	122,938	–
Depreciation and amortization	19,626	8,411
Gain on settlement of debt	–	(9,155)
Intrinsic value of beneficial conversion features on the convertible notes	142,627	–
Changes in operating assets and liabilities
Accounts receivable	5,483	(8,366)
Inventory	(88,166)	(88,366)
Prepaid expenses and deposits	76,967	(25,827)
Accounts payable and accrued liabilities	498,692	112,298

Net Cash Used In Operating Activities	(743,901)	(726,834)

Investing Activities
Website development costs	–	(9,728)
Purchase of property and equipment	(15,047)	(17,167)

Net Cash Used In Investing Activities	(15,047)	(26,895)

Financing Activities
Repayment of advances from others	–	(2,350)
Advances from related parties	388,928	452,640
Repayments to related parties	(27,925)	(156,529)
Proceeds from convertible notes	440,000	–
Debt issue costs	(18,000)	–
Proceeds from issuance of common stock	–	471,000

Net Cash Provided by Financing Activities	783,003	764,761

Effect of Exchange Rate Changes on Cash	(32,208)	(42,971)

Change in Cash	(8,153)	(31,939)

Cash – Beginning of Period	112,995	42,787

Cash – End of Period	104,842	10,848
Non-cash Investing and Financing Activities
Fair value of stock options granted	12,467	159,190
Mortgage proceeds to acquire land and building	294,836	–
Shares issued to settle debt	–	213,765
Shares issued for consulting fees and services	750,000	1,588,589
Shares issued to purchase inventory	–	125,000
Shares issued for expenses	–	9,300
Shares issued for conversion of notes payable and accrued interest	330,134	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

The Company is a global biotechnology company specializing in providing all natural, therapeutic skin care products. The Company intends to manage the manufacturing, distribution, marketing and sale of health-care products to the countries specified in its distribution agreement. The specified regions for which the Company has the exclusive distribution rights are as follows: North America, Central America, South America, India, South East Asia, West Indies, Greater Antilles, Australia, Africa, China and Great Britain. The Company’s mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. The Company has the exclusive distribution rights for patented European skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. The Company intends to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels initially in the United States. The three flagship core products of the Neuroskin lines are FDA compliant. The Company has developed a business plan and conducted research with respect to marketing the products.

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2006, the Company has not recognized significant revenue, has a working capital deficit of $3,246,151 and has accumulated operating losses of $9,871,847 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

On March 31, 2006, the Company completed financing agreements for $2,000,000. See Note 15(b).

2.	Summary of Significant Accounting Principles
(a)	Basis of Accounting

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in United States dollars.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mind Your Own Skin Products Inc. and AVVAA World Health Care Products (Canada) Ltd. All inter-company accounts and transactions have been eliminated.

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

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

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

Revenue is derived from the sale of personal care products sold directly to retailers or indirectly through distributors. The Company follows the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

In accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

(m)	Comprehensive Loss

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

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, convertible notes, mortgages payable, due to related parties and other advances were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(p)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

During the nine months ended for February 28, 2006, the Company recognized stock-based compensation of $728,858 (2005 - $961,049) in accordance with SFAS 123. Of this amount, $12,467 (2005 - $159,190) was recognized as the fair value of stock options granted to non-employees, while the remaining amount of $716,391 (2005 – $802,859) represented the fair value of shares issued for consulting services rendered by employees and non-employees.

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

On November 23, 2005, the Board of Directors granted 900,000 stock options to employees and non-employees pursuant to the above at a grant date fair value of $0.06 per option. The Company charged stock-based compensation expense of $12,467 for non-employees to operations in accordance with SFAS 123 during the quarter ended November 30, 2005.

The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended February 28, 2006 $	Nine Months Ended February 28, 2005 $

Expected dividend yield	0%	0%
Risk-free interest rate	4.37%	3.85%
Expected volatility	179%	123%
Expected option life (in years)	5	5

Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $43,636 for the nine months ended February 28, 2006. The stock options granted to employees vested immediately upon grant.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)

(q)	Stock-based Compensation (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of employee stock options:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006 $	2005 $	2006 $	2005 $

Net loss – as reported	(1,137,232)	(468,991)	(2,697,208)	(1,686,178)
Add: Stock-based compensation expense included in net loss – as reported	–	–	–	961,049
Deduct: Stock-based compensation expense determined under fair value method	–	–	(43,636)	(1,591,192)

Net loss – pro forma	(1,137,232)	(468,991)	(2,740,844)	(2,316,321)

Net loss per share (basic and diluted) – as reported	(0.03)	(0.02)	(0.07)	(0.07)
Net loss per share (basic and diluted) – pro forma	(0.03)	(0.02)	(0.07)	(0.09)

(r)	Recent Accounting Pronouncements

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

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

3.	Inventory
	February 28, 2006	May 31, 2005
	Net Carrying Value	Net Carrying Value
	$	$

Raw materials	144,965	57,893
Finished goods	192,716	159,877

	337,681	217,770

4.	Distribution Agreement

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

The original registrant for the various approvals was the Inventor and licensor. During fiscal 2004, the various approvals were been transferred to reflect the Company as the manufacturer and owner. The inventor retains the licensing rights to the products.

The agreements provide for joint ownership of all applicable patents, pending patents, patent applications, trademarks, copyright, secret processes, formulae, technical data and other scientific and technical information that has been secured.

Pursuant to the original License Agreements the Company paid the Inventor royalty advances of $220,000 and $10,000 for assisting in the securing of intellectual property protection. Under the original License Agreements these amounts were to be offset against future royalties due to the Inventor or his company.

On December 30, 2005, the Company entered into a new Distribution Agreement (the “Agreement”) with the Inventor of the patented Neuroskin line of skin care products, the Inventor’s company and two companies related to the Inventor. These companies have guaranteed and assumed the obligations of the Inventor to meet product supply demands. This Agreement supersedes the Company’s License Agreements made with the Inventor and his company dated September 1, 1999 and February 1, 2002.

Pursuant to the new Agreement, the Company maintains its exclusive distribution rights to distribute the Neuroskin line of products in North America, Central America, South America, India, South East Asia, West Indies, Greater Antilles, Australia, Africa, China and Great Britain. The Neuroskin line of products is a patented, European line of skin care products used for the symptomatic treatment of diseases of the skin including eczema, psoriasis and acne. The patents and trademarks are owned by the German inventor and/or the German companies and are registered in various jurisdictions. The term of the new Agreement is fifteen years with an option to the Company to extend the term for a further fifteen years. The prices for the supply of the Neuroskin products have been agreed to. There are no minimum purchase requirements, no sales targets and no royalties are payable.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

5.	Property and Equipment
			February 28, 2006	May 31, 2005
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$

Land	23,369	–	23,369	–
Building	292,671	7,316	285,355	–
Computer equipment	17,169	9,207	7,962	12,211
Moulds	21,745	16,037	5,708	3,534
Office equipment	2,679	670	2,009	2,425

	357,633	33,230	324,403	18,170

6.	Website Development Costs
			February 28, 2006	May 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Website development costs	8,611	3,573	5,038	6,511

7.	Convertible Notes

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

On April 5, 2005, the Company received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement (“SB-2”) with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% (subsequently amended to 5%) for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes. The SB-2 was declared effective in December 2005.

7.	Convertible Notes (continued)

On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $446,059 resulting from the difference between the stated value and carrying value at the date of issuance. During the period ended February 28, 2006, convertible notes in the amount of $285,000 were converted into common shares. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $375,000 at maturity. To February 28, 2006, interest expense in the nine months ended February 28, 2006 of $402,064 has been accreted increasing the carrying value of the remaining convertible notes to $350,002 (May 31, 2005 - $282,377).

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

The Company incurred debt issue costs of $154,550 relating to these convertible notes in fiscal 2005. During the nine months ended February 28, 2006, $115,595 ($23,712 in the period ended May 31, 2005) has been charged to debt issue costs and the balance of $15,243 will be expensed over the remaining term of the convertible notes.

On August 1, 2005, the Financing Agreements were amended and the Company issued an additional $140,000 in convertible notes. The terms and conditions of the original Financing Agreements were unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible note of $45,381 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $94,619 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $94,619 resulting from the difference between the stated value and carrying value at the date of issuance. During the period ended February 28, 2006, convertible notes in the amount of $6,364 were converted into common shares. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $133,636 at maturity. As at February 28, 2006, interest expense in the nine months ended February 28, 2006 of $55,416 has been accreted increasing the carrying value of the remaining convertible notes to $96,193.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

7.	Convertible Notes (continued)

The Company incurred debt issue costs of $10,500 relating to the $140,000 convertible notes. During the nine months ended for February 28, 2006, $6,070 has been charged to debt issue costs and the balance of $4,431 will be expensed over the remaining term of the convertible notes.

On December 28, 2005, the Financing Agreements were completed and the Company received an additional $154,000 on January 17, 2006. The remaining $146,000 was received on February 8, 2006. The Company issued 5,357,143 Class A warrants exercisable at $0.20 per share, 4,017,857 Class B warrants exercisable at $0.25 per share, 4,017,857 Class C warrants exercisable at $0.30 per share, and 2,678,571 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $300,000 convertible notes issued of $97,246 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $202,754 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $202,754 resulting from the difference between the stated value and carrying value at the date of issuance. During the period ended February 28, 2006, convertible notes in the amount of $3,636 were converted into common shares. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $296,364 at maturity. As at February 28, 2006, interest expense in the nine months ended February 28, 2006 of $34,440 has been accreted increasing the carrying value of the convertible notes to $130,090. The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock (to be issued) in settlement of the $193,200 in penalties incurred as per the terms of the financing agreements.

The Company incurred debt issue costs of $7,500 relating to the $154,000 convertible notes. During the nine months ended for February 28, 2006, $1,274 has been charged to debt issue costs and the balance of $6,226 will be expensed over the remaining term of the convertible notes.

During the nine month period ended February 28, 2006, interest of $73,238 was accrued on the convertible notes. During the nine month period ended February 28, 2006, convertible notes with a principal amount of $295,000 and accrued interest of $35,134 were converted into 7,001,349 shares of common stock. The unamortized balance of the beneficial conversion feature related to the portion of the notes converted during the period was charged to interest expense in the amount of $22,797.

8.	Related Party Balances/Transactions
	February 28, 2006 $	May 31, 2005 $

(a) Balances

(i) Shield-Tech Products Inc.	492,084	445,588
(ii) Directors and/or officers	960,721	599,719
(iii) Due to former officer	54,696	49,528

	1,507,501	1,094,835
(i)

Shield-Tech Products Inc., a company in which the President of the Company has a significant influence on, conducted research and incurred development expenditures on the Company’s behalf. The advances are without interest, unsecured and due on demand.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

8.	Related Party Transactions (continued)
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

Six directors/officers were paid/accrued $330,750 for the nine month period ended February 28, 2006 (2005 – $368,500) for consulting services rendered.

9.	Other Advances
(a)

The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advances are due on demand, unsecured and accrue interest at prime plus 1% per annum. As of February 28, 2006, $40,033 of interest has been accrued on these advances and is included in other advances.

(b)

On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of Cdn$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received Cdn$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid Cdn$30,000 leaving a balance of $63,347 (Cdn$72,000) remaining as at February 28, 2006.

(c)

On August 30, 2005, the Company was advanced $10,951 (Cdn$13,000), which was required to close the purchase of the land and building. The advance is non-interest bearing, unsecured and due on demand. The amount was repaid in September 2005.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

10.	Mortgages Payable

	February 28, 2006 $	May 31, 2005 $

Mortgage payable (Cdn$211,250) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 15% per annum compounded monthly, payable interest only in monthly instalments of Cdn$1,734, and maturing in September 1, 2006	185,861	–

Mortgage payable (Cdn$138,750) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9.95% per annum compounded monthly, payable interest only in monthly instalments of Cdn$1,912, and maturing on September 1, 2006	122,075	–

	307,936	–

11.	Common Stock
(a)

On January 1, 2006, the Company issued 8,500,000 shares of common stock to various consultants at a fair value of $595,000 for services to be rendered over one year. The Company charged to operations compensation expense of $99,167 for the period ending February 28, 2006 and recorded deferred compensation of $495,833.

(b)

On January 2, 2006, the Company issued 500,000 shares of common stock to a consultant at a fair value of $35,000 for services to be rendered over one year. The Company charged to operations compensation expense of $5,833 for the period ending February 28, 2006 and recorded deferred compensation of $29,167.

(c)

On February 16, 2006, the Company issued 2,000,000 shares of common stock to a consultant at a fair value of $120,000 for services to be rendered over one year. The Company charged to operations compensation expense of $3,945 for the period ending February 28, 2006 and recorded deferred compensation of $116,055.

(d)

During the quarter ended February 28, 2006, the Company issued 7,001,349 shares of common stock pursuant to the conversion of $295,000 in convertible notes payable and $35,134 in accrued interest as described in Note 7.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

12.	Stock Purchase Warrants
A summary of the changes in the Company stock purchase warrants is presented below:
	Nine Months Ended February 28, 2006

	Number	Weighted Average Exercise Price
		$

Balance, Beginning of Period	18,005,471	0.25
Granted	19,460,712	0.28
Exercised	–	–
Forfeited/Expired	(5,430,471)	0.42

Balance, End of Period	32,035,712	0.28

As at the February 28, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

200,000	0.38	July 29, 2007
4,125,000	0.20	April 10, 2010
3,093,750	0.25	April 10, 2010
3,093,750	0.30	April 10, 2010
2,062,500	0.45	April 10, 2010
1,129,761	0.20	August 1, 2010
847,321	0.25	August 1, 2010
847,321	0.30	August 1, 2010
564,881	0.45	August 1, 2010
5,357,143	0.20	December 28, 2010
4,017,857	0.25	December 28, 2010
4,017,857	0.30	December 28, 2010
2,678,571	0.45	December 28, 2010

32,035,712

13.	Commitments
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

(b)

In November 2004, the Company entered into a consulting agreement for marketing and public relations services for $2,500 a month commencing in December 2004. In addition, the Company is to issue 244,000 restricted common shares for each three months of service. The consultant has not performed the agreed upon services and the Company has not made any payments or issued any common shares to the consultant.

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

(e)

On January 20, 2005, the Company entered into a five-year agreement with a company for marketing and distribution services. Pursuant to the agreement, the Company issued 1,900,000 common shares at a fair value of $418,000. Of this amount, $151,693 was expensed at May 31, 2005 and $43,700 has been expensed for the nine months ended February 28, 2006. On February 1, 2006, the Company entered into a new contract with a company for marketing and distribution services to replace the existing five-year agreement with a new one year agreement. The new contract calls for six monthly payments of $20,000 per month recoverable against commissions of 15% on sales generated. The contract can be cancelled by the Company if sales are not booked from at least two of eight listed possible customers.

(f)

On January 17, 2006, The Company entered into a two year agreement with the new President of the Company for a base salary of $90,000 per year and up to an additional $250,000 under various bonus clauses.

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

In September 2005, the Company received an invoice from the former Vice President and her company seeking payment of $240,137 pursuant to her consulting contract with the Company and threatening legal proceedings against the Company. The Company denies the entire amount being claimed is owed and will vigorously defend its position if necessary. The Company has an amount owing to the former Vice President and her company of $131,458 recorded in its books as at February 28, 2006. The Company will seek to set off all damages it can establish in its legal proceedings from the amount, if any, which might be found by a court to be payable by the Company to the former Vice President and her company.

15.	Subsequent Events
(a)

On March 30, 2006, the Company agreed to change the conversion terms of the Financing Agreements described in Note 7. The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

(b)

On March 31, 2006, the Company completed financing agreements for $2,000,000 with private investors (the “Investors”). Under the terms of these agreements $700,000 was funded on March 31, 2006 (the “Closing Date”), $600,000 is to be funded on the date an SB-2 Registration Statement (“SB-2”) is filed (pursuant to a Registration Rights Agreement) with the SEC, and $700,000 is be funded on the date the SB-2 is declared effective by the SEC. The Company will issue to the Investors secured convertible notes totalling $2,000,000 with a 6% interest rate and a maturity date of March 31, 2009. The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed on or before a specified date; and the applicable conversion percentage changes to 60% if the SB-2 is declared effective by a specified date. The convertible notes are secured by a lien on all of the Company’s assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

Pursuant to this financing transaction, the Company is obligated to issue 36,000,000 warrants. On the Closing Date of the financing transaction, the Company issued 26,000,000 warrants. The remaining 10,000,000 warrants will be issued within five business days of the date the SB-2 is filed with the SEC. Each warrant entitles the holder to purchase one share of common stock for a period of seven years at an exercise price of $0.16 per share.

AVVAA World Health Care Products, Inc

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(unaudited)

15.	Subsequent Events (continued)

Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the convertible notes, as well as the shares to be issued pursuant to the warrants within forty-five days from the Closing Date and are required to have the SB-2 declared effective within 120 days from the Closing Date. In the event that the SB-2 is not filed or declared effective within these time limits, the Company may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

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

The Company is a global biotechnology company specializing in providing all natural, therapeutic skin care products. The Company intends to manage the manufacturing, distribution, marketing and sale of health-care products to the countries specified in its distribution agreement. The specified regions for which the Company has the exclusive distribution rights are as follows: North America, Central America, South America, India, South East Asia, West Indies, Greater Antilles, Australia, Africa, China and Great Britain.  The Company’s mission is to provide to the public medically safe, natural, non-toxic health-care products and specifically products that treat skin abnormalities as well as enhance the natural clarity and texture of healthy skin. The Company has the exclusive distribution rights for patented European skin care products, which are scientifically developed to treat the symptoms of skin diseases including eczema, psoriasis and acne. The Company intends to manufacture and market over-the-counter the Neuroskin line of products through mass marketing food and drug channels initially in the United States. The three flagship core products of the Neuroskin lines are FDA compliant. The Company has developed a business plan and conducted research with respect to marketing the products.

On December 30, 2005, the Company and its subsidiary entered into a new distribution agreement with the German inventor of the patented Neuroskin line of skin care products, the inventor’s Company and two related German Companies. The German Companies have guaranteed and assumed the obligations of the German inventor to meet product supply demands. This agreement supersedes the Company’s License Agreements made with the German inventor and his company dated September 1, 1999 and February 1, 2002.

Pursuant to the new distribution agreement the Company maintains its exclusive distribution rights to distribute the Neuroskin line of products in North America, Central America, South America, India, South East Asia, West Indies, Greater Antilles, Australia, Africa, China and Great Britain. The Neuroskin line of products is a patented, European line of skin care products used for the symptomatic treatment of diseases of the skin including eczema, psoriasis and acne. The patents and trademarks are owned by the German inventor and/or the German companies and are registered in various jurisdictions. The term of the new agreement is 15 years with an option to the Company to extend the term for a further 15 years. The prices for the supply of the Neuroskin products have been agreed to. There are no minimum purchase requirements, no sales targets and no royalties are payable.

Pursuant to the original License Agreements the Company paid the German inventor a royalty advance of $220,000.00 and $10,000.00 for assisting in the securing of intellectual property protection. Under the original License Agreements these amounts were to be offset against future royalties due to the inventor or his company. Under the new distribution agreement no royalties are payable and these amounts are not recoverable and have therefore been written off.

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

As of February 28, 2006, we have a working capital deficit of $3,246,151 and have accumulated operating losses of $9,871,847 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

In addition to the direct AVVAA employee’s, and to insure that AVVAA can sell through to the Primary and Secondary markets the following actions have been taken:

Crossfire Network Inc. was hired as a consultant / Independent Contractor in January of 2005 for the sole purpose of assisting and executing the sales plan in conjunction with AVVW. This contract was replaced with a new one year contract dated February 1, 2006 and signed by all parties on March 22, 2006. The contract calls for six monthly payments of $20,000 per month recoverable against commissions of 15% The contract can be cancelled by the company if sales are not booked at least two of eight listed possible customers. Crossfire Network personnel and associates have a strong track record of sales and marketing on a global basis that positions products on retail shelves, which will assist in accomplishing AVVWA’s sales targets in the Primary Markets. Additionally, Crossfire Network Inc. will place products with the Health and Natural Food Store Markets. Crossfire has the necessary associates and reputation to accomplish the AVVAA sales objectives. One of Crossfire’s principal’s is Jim Walgreen Jr., who of course has the Walgreen’s business contacts, but also will be instrumental in placing the AVVAA products on other mass retail shelves.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 28, 2006 (“2006”) COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2005 (“2005”)

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2006 was $1,137,232 ($0.03 per share) compared to a net loss of $468,991 ($0.02 per share) in 2005, an increase of $618,241. The primary cause of the increased loss was the increase in interest expense relating to the convertible notes issued which was $509,158 compared to none in 2005 and the increase in selling, general and administrative expenses of $116,942 compared to 2005. We also incurred debt issue costs of $40,309 in 2006 compared to none in 2005. Sales in 2006 contributed gross profit of $3,204, compared to a gross profit of $2,637 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended February 28, 2006, operations were primarily financed by the following: the issuance of convertible notes of $440,000, a net increase in amounts due to related parties of $361,003 and an increase in accounts payable and accrued liabilities of $498,692.

As of February 28, 2006, we had cash of $104,842 and had a working capital deficit of $3,246,151. As of the year ending May 31, 2005, we had a working capital deficit of $1,804,746.

As of February 28, 2006 we had inventory on hand of $337,681, consisting of raw materials ($144,965) and finished goods ($192,716).

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

On April 5, 2005, the Company received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement (“SB-2”) with the SEC that is declared effective. If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% (subsequently amended to 5%) for each thirty-day period of the convertible notes remaining unconverted and the purchase price of any shares issued upon the conversion of the notes. The SB-2 was declared effective in December 2005.

On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $446,059 resulting from the difference between the stated value and carrying value at the date of issuance. During the period ended February 28, 2006, convertible notes in the amount of $285,000 were converted into common shares. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $375,000 at maturity. To February 28, 2006, interest expense in the nine months ended February 28, 2006 of $402,064 has been accreted increasing the carrying value of the remaining convertible notes to $350,002 (May 31, 2005 - $282,377).

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

The Company incurred debt issue costs of $154,550 relating to these convertible notes in fiscal 2005. During the nine months ended February 28, 2006, $115,595 ($23,712 in the period ended May 31, 2005) has been charged to debt issue costs and the balance of $15,243 will be expensed over the remaining term of the convertible notes.

On August 1, 2005, the Financing Agreements were amended and the Company issued an additional $140,000 in convertible notes. The terms and conditions of the original Financing Agreements were unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible note of $45,381 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $94,619 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $94,619 resulting from the difference between the stated value and carrying value at the date of issuance. During the period ended February 28, 2006, convertible notes in the amount of $6,364 were converted into common shares. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $133,636 at maturity. As at February 28, 2006, interest expense in the nine months ended February 28, 2006 of $55,416 has been accreted increasing the carrying value of the remaining convertible notes to $96,193.

The Company incurred debt issue costs of $10,500 relating to the $140,000 convertible notes. During the nine months ended for February 28, 2006, $6,070 has been charged to debt issue costs and the balance of $4,431 will be expensed over the remaining term of the convertible notes.

On December 28, 2005, the Financing Agreements were completed and the Company received an additional $154,000 on January 17, 2006. The remaining $146,000 was received on February 8, 2006. The Company issued 5,357,143 Class A warrants exercisable at $0.20 per share, 4,017,857 Class B warrants exercisable at $0.25 per share, 4,017,857 Class C warrants exercisable at $0.30 per share, and 2,678,571 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $300,000 convertible notes issued of $97,246 as additional paid-in capital and interest expense. The Company recognized the fair value of the detachable warrants of $202,754 as additional paid-in capital. The Company will record further interest expense over the term of the convertible notes of $202,754 resulting from the difference between the stated value and carrying value at the date of issuance. During the period ended February 28, 2006, convertible notes in the amount of $3,636 were converted into common shares. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $296,364 at maturity. As at February 28, 2006, interest expense in the nine months ended February 28, 2006 of $34,440 has been accreted increasing the carrying value of the convertible notes to $130,090. The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock (to be issued) in settlement of the $193,200 in penalties incurred as per the terms of the financing agreements.

The Company incurred debt issue costs of $7,500 relating to the $154,000 convertible notes. During the nine months ended for February 28, 2006, $1,274 has been charged to debt issue costs and the balance of $6,226 will be expensed over the remaining term of the convertible notes.

During the nine month period ended February 28, 2006, interest of $73,238 was accrued on the convertible notes. During the nine month period ended February 28, 2006, convertible notes with a principal amount of $295,000 and accrued interest of $35,134 were converted into 7,001,349 shares of common stock. The unamortized balance of the beneficial conversion feature related to the portion of the notes converted during the period was charged to interest expense in the amount of $22,797.

SUBSEQUENT EVENTS

On March 30, 2006, to induce the Investors of the April 5, 2005 financing to consent to the March 31, 2006 investment by a different funding group, the Company agreed to change the conversion terms of the Financing Agreements entered into on April 5, 2005. The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

On March 31, 2006, the Company completed financing agreements for $2,000,000 with private investors (the “Investors”). Under the terms of these agreements $700,000 was funded on March 31, 2006 (the “Closing Date”), $600,000 is to be funded on the date an SB-2 Registration Statement (“SB-2”) is filed (pursuant to a Registration Rights Agreement) with the SEC, and $700,000 is be funded on the date the SB-2 is declared effective by the SEC. The Company will issue to the Investors secured convertible notes totalling $2,000,000 with a 6% interest rate and a maturity date of March 31, 2009. The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed on or before a specified date; and the applicable conversion percentage changes to 60% if the SB-2 is declared effective by a specified date. The convertible notes are secured by a lien on all of the Company’s assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

Pursuant to this financing transaction, the Company is obligated to issue 36,000,000 warrants. On the Closing Date of the financing transaction, the Company issued 26,000,000 warrants. The remaining 10,000,000 warrants will be issued within five business days of the date the SB-2 is filed with the SEC. Each warrant entitles the holder to purchase one share of common stock for a period of seven years at an exercise price of $0.16 per share.

Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the convertible notes, as well as the shares to be issued pursuant to the warrants within forty-five days from the Closing Date and are required to have the SB-2 declared effective within 120 days from the Closing Date. In the event that the SB-2 is not filed or declared effective within these time limits, the Company may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated to management and shareholders on a timely basis. The Certifying Officers have concluded that the disclosure controls and procedures are effective as amended at the "reasonable assurance" level. Under the supervision and with the participation of management, as of February 28, 2006 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures in place which were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulation; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending February 28, 2006 and there were no such control actions taken during the quarterly period ending February 28, 2006.

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

During September 2005, the Company received an invoice from the former Vice President and her company seeking payment of $240,137 pursuant to her consulting contract with the Company and threatening legal proceedings against the Company. The Company denies the entire amount being claimed is owed and will vigorously defend its position if necessary. The Company will seek to set off all damages it can establish in its legal proceedings from the amount, if any, which might be found by a court to be payable by the Company to the former Vice President and her company.

Item 2 - Changes in Securities

On January 1, 2006, the Company issued 8,500,000 shares of common stock to five consultants at a fair value of $595,000 for services to be rendered over one year.

On January 2, 2006, the Company issued 500,000 shares of common stock to a consultant at a fair value of $35,000 for services to be rendered over one year.

On February 16, 2006, the Company issued 2,000,000 shares of common stock to a consultant at a fair value of $120,000 for services to be rendered over one year.

During the quarter ended February 28, 2006, the Company issued 7,001,349 shares of common stock pursuant to the conversion of $295,000 in convertible notes payable and $35,134 in accrued interest as described in Note 7 to the financial statements.

 Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits

31.1 Certification of Jack Farley, CEO 31.2 Certification of Charles Austin, CFO

32.1 Certification of Jack Farley, CEO 32.2 Certification of Charles Austin, CFO

b. Reports on Form 8-K

On April 5, 2006, the Company filed a Form 8K disclosing the close of a financing transaction for $2,000,000. (SEC File No. 000-31611)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ Jack Farley	Chief Executive Officer, Board Chairman	Dated: April 19, 2006
Jack Farley

By:	/s/Charles Austin	Chief Financial Officer, Chief Accounting Officer,	Dated: April 19, 2006
	Charles Austin	Secretary, and Director