Form 10KSB
period 2006-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2006-09-14
CIK 1092534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

Commission File Number 0-31611

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-395714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Box 459, 1710 Shuswap Ave

Lumby, BC, Canada V0E 2G0

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Revenues for year ended May 31, 2006:	$18,657

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 12, 2006, was: $1,598,801

Number of shares of the registrant’s common stock outstanding as of September 12, 2006 is: 65,866,854

Transfer Agent for the Company is:	Signature Stock Transfer, Inc.
2301 Ohio Drive, Suite 100
Plano, Texas 75093

===========================================================================

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

About Us

We were incorporated on June 3, 1998, in the State of Nevada. We have yet to generate significant revenues and in accordance with SFAS #7, are considered a development stage company.

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

Pursuant to the original License Agreements the Company paid the German inventor a royalty advance of $220,000. Under the original License Agreements these amounts were to be offset against future royalties due to the inventor or his company. Under the new distribution agreement no royalties are payable and these amounts are not recoverable and have therefore been written off.

To carry out our marketing strategies, we will concentrate on a strong relationship with consumer and channel customers to drive sales in the market areas of direct consumer, institutional, mainstream retail & specialty merchants, private brand and cosmetic companies, and health and natural food stores. The core products will be initially introduced throughout the United States, followed by the rest of the Americas. Contacting both pharmaceutical sales and marketing specialists, as well as manufacturing and distribution, companies has been ongoing.

Our major goal is to provide a better quality of life for our customers by relieving the severe and underlying pain caused by skin disorders while at the same time generating substantial returns for investors.

MATERIAL AGREEMENTS

Distribution Agreement

Pursuant to two separate License Agreements entered into on September 1, 1999 and February 1, 2002, the Company has been granted by the Inventor of certain products known as Neuroskin Spray for Psoriasis/Eczema, Neuroskin Spray for Acne Relief, Neuroskin Spray for Itch Relief, Nail Fit and Razor Rash the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received acknowledgement from the US Food and Drug Administration ("FDA") as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products have been renewed and will be activated 30 days prior to initial sales in Canada. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, Netherlands, Belgium, Luxembourg and Lithuania.

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

Pursuant to the original License Agreements the Company paid the Inventor royalty advances of $220,000. Under the original License Agreements these amounts were to be offset against future royalties due to the Inventor or his company.

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

Summit Laboratories, Inc.

This agreement was executed in February 2005. This agreement is for Summit to manufacture the Neuroskin Spray for Psoriasis/Eczema and Neuroskin Spray for Acne Relief product for us. The term of the agreement is for 2 years and will automatically renew for additional 2 year period unless either party provides notice of termination at least 30 days prior to termination of the term.

Natures Formulae Health Products Ltd.

This agreement was executed in September 2004. This agreement is for Natures Formulae to manufacture and bottle the Neuroskin Spray for Psoriasis/Eczema and Neuroskin Spray for Acne Relief product for us. It is a non-exclusive two year manufacturing agreement, which require a 50% deposit on all orders we place with them.

Crossfire Network, Inc.

This agreement was executed in January 2005. It provides for Crossfire to market and sell our products. The agreement is effective until February 2010. On February 1, 2006, the Company entered into a new contract replacing the existing five-year agreement with a new one-year agreement. The new contract calls for six monthly payments of $20,000 per month recoverable against commissions of 15% on sales generated. The Company can cancel the contract if sales are not booked from at least two of eight listed possible customers.

APRIL 2005 FINANCING

On April 5, 2005, we completed financing agreements totaling $1,100,000. The initial closing was for financing of $660,000 of the $1,100,000 for which we issued a series of convertible promissory notes. The initial funding was undertaken as follows: (i) Alpha Capital Aktiengesellschaft - $270,000; Platinum Partners Value Arbitrage Fund LP - $270,000; JM Investors, LLC - $90,000; Osher Capital Inc. - $30,000. The convertible notes bear interest at 8% and are due one year from issuance, and bear default interest of 15%. Under the terms of the subscription agreement, we were to receive the remaining $440,000 upon the effectiveness of our registration statement, and at that time, we were to issue another series of convertible promissory notes for that amount. The notes are convertible into shares of our common stock. The conversion price is based on the average of the three lowest closing prices of our common stock for the thirty days prior to conversion. The timing of the conversion is at the option of the holder. The lowest conversion price for the eight months subsequent to April 5, 2005 is $0.08 per share. Thereafter, there is no minimum conversion price. The maximum conversion price is $0.20. The investors in the financing shall not be entitled to convert the promissory note if such conversion would result in any investor solely owning more than 4.99% of our outstanding shares of common stock. In addition, we issued four series of share purchase warrants. The Class A Warrants are exercisable at $0.20 per share, the Class B Warrants are exercisable at $0.25 per share, the Class C Warrants are exercisable at $0.30 per share, and the Class D Warrants are exercisable at $0.45 per share. The warrants expire in five years and are callable by us when the market price is 200% of the exercise price. There are penalty provisions for us should the filing not become effective within 120 days. There are specific provisions for use of proceeds and penalties should we vary more than 5% for each individual item specified on the use of proceeds. We are committed to a due diligence fee of 9% (50% of which was paid in cash and the other 50% was paid by issuing convertible notes) and paying the legal fees of the lender relating to this transaction. On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued.

On August 2, 2005, the financing agreements were amended, and the Company issued $140,000 in convertible notes. The terms and conditions of the original agreements are unchanged except that the maximum conversion price for the convertible note was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. The penalty for the delay in the Company's SB-2 filing with the SEC for not becoming effective within 90 days of April 5, 2005 has been increased to 5% for each 30 day period. As this registration statement has not been declared effective, we began incurring penalties on July 5, 2005 in the amount of $40,000 per month. The Company is committed to paying the lenders' legal fees with respect to the amendment. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price.

On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200. The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock (to be issued) assuming complete conversion pertaining to the $193,200 in liquidated damages as per the terms of the financing agreements. The additional 4,081,691 were included in the SB-2 filed on May 19, 2006.

On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above. The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

MARCH 2006 FINANCING

On March 30, 2006, the Company completed financing agreements for $2,000,000 with private investors (the “Investors”). The Company will issue to the Investors secured convertible notes totalling $2,000,000 with a 6% interest rate and a maturity of three years. The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed on or before the required filing date; and the applicable conversion percentage changes to 60% if the SB-2 is declared effective by the required effective date. The convertible notes are secured by a lien on all of the Company’s assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

Under the terms of these agreements $700,000 was funded on the Closing Date, $600,000 was funded on the date an SB-2 Registration Statement (“SB-2”) was filed (pursuant to a Registration Rights Agreement) with the SEC, and $700,000 is to be funded on the date the SB-2 is declared effective by the SEC. Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the convertible notes, as well as the shares to be issued pursuant to the warrants within thirty days from the Closing Date and are required to have the SB-2 declared effective within 120 days from the Closing Date. In the event that the SB-2 is not filed or declared effective within these time limits, the Company may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

Pursuant to this financing transaction, the Company also granted the Investors the right to purchase 36,000,000 shares of common stock (the “Warrants”), of which Warrants to purchase 26,000,000 shares were issued on March 27, 2006 and Warrants to purchase 10,000,000 shares were issued on May 23, 2006. Each warrant entitles the holder to purchase one share of common stock for a period of seven years at an exercise price of $0.16 per share.

A private investment firm, E-Lionheart Associates, LLC/ DBA Fairhills Capital, will receive warrants valued at $200,000 representing the right to acquire 4,000,000 shares of our common stock at an exercise price of $.16 per share for arranging for this financing.

On March 27, 2006, the Company received the first tranche of $700,000 and on May 23, 2006, the Company received the second tranche of $600,000. To date, we have received net proceeds of $1,102,950 relating to gross financings of $1,300,000 under the terms of the securities purchase agreement. We shall receive the balance as follows: (i) net proceeds relating to gross financing of $700,000 within 2 days of an SB-2 registration statement being declared effective by the SEC. If the SB-2 is not declared effective within 120 days after March 30, 2006, we must pay a penalty of 2% of the outstanding principal balance of the callable secured convertible notes for each thirty-day period that the SB-2 is not declared effective.

NASD INQUIRY

On March 23, 2005, we received an inquiry from the staff of the Market Regulation department of the NASD regarding our trading activity. The inquiry consisted of 13 questions about our outstanding contracts and business operations. We subsequently responded to the NASD inquiry with all required documentation. We have not received any further inquiries from the NASD.

EMPLOYEES

As of September 13, 2006, we have twelve employees. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We have entered into employment contracts with our employees. On January 17, 2006, The Company entered into a two-year agreement with the new President of the Company for a base salary of $90,000 per year and up to an additional $250,000 under various bonus clauses.

Our management team combines more than 80 years of corporate management, and sales and marketing experience with a strong emphasis in financial accounting, pharmaceutical and banking experience. The medical research team is comprised of world-renowned medical professionals in the fields of dermatology and radiation oncology.

ITEM 2. DESCRIPTION OF PROPERTY

On August 30, 2005, we completed the purchase of an office building at 1710 Shuswap Ave, Lumby, British Columbia, V0E 2G0, which will become the Company’s head office. The Company purchased the office building for $325,000 (Canadian dollars) and paid brokerage, loan and acceptance fees totalling $36,125 (Canadian dollars). The Company financed the purchase with mortgages totalling $350,000 (Canadian dollars). A first mortgage of $211,250 (Canadian dollars) bearing interest at 9.95% with a one-year term and a second mortgage of $138,750(Canadian dollars) for a one year term bearing interest of 15% per annum.

ITEM 3. LEGAL PROCEEDINGS

The former Vice President of Sales and Marketing of the Company, Barbara Smith, wrongfully registered certain of the Company’s internet domain names in the name of a consulting company controlled by her called E-Clarity Consulting Inc. during the time she worked for the Company. The Company was able to recover registered ownership of some of its domain names but she refused to cooperate to hand over control of the balance to the Company. On September 30, 2005, the Company commenced legal proceedings in the Supreme Court of British Columbia against Barbara Smith and E-Clarity Consulting Inc. alleging that she breached her fiduciary and contractual duties to the Company on a number of grounds, including wrongfully registering the Company’s internet product property in such a manner and by failing to deliver them to the Company when requested to do so. On September 30, 2005, the Company obtained an interim Court Order requiring Barbara Smith and E-Clarity Consulting Inc. to deliver the internet property to the Company within two days of being served with the Court Order. She was served with the Court Order and complied with it. On October 17, 2005, the Company obtained a judgment against Barbara Smith and E-Clarity Consulting Inc. for damages to be assessed plus costs to be assessed. The Company has not since taken any steps in the proceedings to assess costs or damages.

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to Barbara Smith of $131,458 recorded in its books as at May 31, 2006. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, Barbara Smith has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from Barbara Smith and E-Clarity Consulting Inc.

Other than noted above, there is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2006, the Company filed a Preliminary Form 14A with the SEC informing the shareholders of an Annual Meeting on July 26, 2006. Included in the resolutions for approval by the Shareholders was an Amendment to the Company bylaws to increase the Authorized Capital from 100,000,000 shares to 750,000,000 shares. Also included was a resolution for approval of the 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons; to elect seven (7) directors to serve until the next annual meeting or until their successors are duly elected and qualified; to authorize the formation of an Audit Committee and a Compensation Committee and to ratify the members thereto; and to ratify the engagement of our new auditors, Davidson & Company LLP. On July 26, 2006, at the Annual Meeting of Shareholders, the shareholders approved all of the above actions.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the OTC Bulletin Board under the symbol “AVVW.” The following table sets forth the high and low bid prices for our common stock for the last three fiscal years (since the first fiscal quarter of the fiscal year June 1, 2002 through May 31, 2006).

YEAR	QUARTER	HIGH	LOW

2002	First (June 1-August 31)	1.20	0.225
2002	Second(September 1-November 30)	0.67	0.40
2002-03	Third (December 1-February 28)	0.65	0.30
2003	Fourth(March 1-May 31)	0.65	0.32
2003	First (June 1-August 31)	0.60	0.32
2003	Second(September 1-November 30)	0.56	0.30
2003-04	Third(December 1-February 28)	0.51	0.30
2004	Fourth(March 1-May 31)	0.74	0.25
2004	First(June 1-August 31)	0.578	0.22
2004	Second(September 1-November 30)	0.39	0.235
2004-05	Third(December 1-February 28)	0.31	0.145
2005	Fourth(March 1-May 31)	0.25	0.09
2005	First(June 1-August 31	0.19	0.10
2005	Second (September 1 – November 30)	0.15	0.055
2005-06	Third (December 1 – February 28)	0.14	0.049
2006	Fourth (March 1-May 31)	0.058	0.028

As of September 13, 2006, in accordance with our transfer agent records, we had 178 shareholders of record. Such shareholders of record held 65,866,854 shares of our common stock.

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

OVERVIEW

We were incorporated on June 3, 1998 in the State of Nevada. On June 28, 2002, we completed the acquisition of 100% of the common shares of Mind Your Own Skin Products Inc. (“MYOSP”), a company incorporated under the Company Act of the Province of British Columbia, Canada. The purchase transaction consisted of 12,112,501 common shares, after a 1 new for 5 old reverse stock split of our issued common shares. This share issuance resulted in a reverse takeover of us by the shareholders of MYOSP. Certain directors and officers of MYOSP became our directors and officers. The financial statements included in this report are a continuation of MYOSP (date of inception March 25, 1999).

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

Pursuant to the original License Agreements the Company paid the German inventor a royalty advance of $220,000.00. Under the original License Agreements these amounts were to be offset against future royalties due to the inventor or his company. Under the new distribution agreement no royalties are payable and these amounts are not recoverable and have therefore been written off.

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

As of May 31, 2006, we have a working capital deficit of $2,747,255 and have accumulated operating losses of $11,013,351 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Key trend and analytical points on the potential effects of known trends.

The Company’s management has studied trends in the aging population and the widespread problem of Skin Diseases. The emotional and social consequences of skin disease are often profound and life altering. “In cases where psoriasis plaques are visible, patients can suffer severe humiliation and depression; some even withdraw from society and become isolated. In one study, 75% of patients reported that psoriasis undermined their confidence. Another study reported that 8% felt their life was not worth living”. 1 Dr. Iona Ginsburg, MD, Associate Clinical Professor of Psychiatry in Dermatology at New York’s Columbia-Presbyterian Medical Center, wrote in a 1995 journal article: “Psoriasis is a disease that, in attacking the skin, attacks the very identity of the individual. Many patients have to deal on a daily basis with shame, guilt, anger and fear of being thought dirty and infectious by others”

o Seventeen million (17 million) Americans have acne (*The National Institute of Arthritis and Musculoskeletal and Skin Diseases).

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

Because of these growing trends the Company’s management has set site on these Primary Target Markets and Secondary Target Markets.

Primary

O	Individuals suffering with psoriasis, eczema and acne and various other skin diseases;
O	Pharmacy Retail outlets;
O	Mainstream and Specialty Drug and Food Chain outlets; and Institutions - hospitals, clinics, prisons.

Secondary

O	Private brand companies;
O	Cosmetic companies; and
O	Health and Natural Food Store Market.

In addition to the direct AVVAA employee’s, and to insure that AVVAA can sell through to the Primary and Secondary markets the following actions have been taken:

Crossfire Network Inc. was hired as a consultant / Independent Contractor in January of 2005 for the sole purpose of assisting and executing the sales plan in conjunction with AVVAA. This contract was replaced with a new one year contract dated February 1, 2006 and signed by all parties on March 22, 2006. The contract calls for six monthly payments of $20,000 per month recoverable against commissions of 15%. The contract can be cancelled by the company if sales are not booked by at least two of eight listed possible customers. Crossfire Network personnel and associates have a strong track record of sales and marketing on a global basis that positions products on retail shelves, which will assist in accomplishing AVVAA’s sales targets in the Primary Markets. Additionally, Crossfire Network Inc. will place products with the Health and Natural Food Store Markets. Crossfire has the necessary associates and reputation to accomplish the AVVAA sales objectives.

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

Manufacturing operations commenced on December 1, 2004 at Natures Formulae manufacturing facility in Kelowna, British Columbia with the production of the three core products of the Neuroskin line. In addition, a consumer web site was launched on December 1, 2004, which can be viewed at http://www.help4skincare.com. This consumer-orientated information and product purchase web site was developed specifically to open a direct line to consumer sales channel.

On August 30, 2005, the Company completed the purchase of a building and property in Lumby, British Columbia to serve as the head office.

Restatement

The Company has restated its consolidated financial statements for the year ended May 31, 2005. The Company is restating the financial statements to reflect a change in the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes and the interest expense related to them. The carrying value of the convertible notes decreased by $196,355 and interest expense decreased by $196,355.

	May 31, 2005 As Reported $	Adjustment $	May 31, 2005 As Restated $

Consolidated Balance Sheet
Convertible notes	331,877	(196,355)	135,522
Deficit accumulated during the development stage	(7,174,639)	196,355	(6,978,284)

	Year Ended May 31, 2005 As Reported $	Adjustment $	Year Ended May 31, 2005 As Restated $

Consolidated Statement of Operations
Interest Expense	(323,771)	196,355	(127,416)

Net loss for the year	(3,145,775)	196,355	(2,949,420)

There was no change to the basic and diluted net loss per share resulting from the restatement.

RESULTS OF OPERATIONS FOR TWELVE MONTHS ENDED MAY 31, 2006 ("2006") COMPARED TO THE TWELVE MONTHS ENDED MAY 31, 2005 ("2005")

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2006 was $4,035,067 ($0.10 per share) compared to a net loss of $2,949,420 ($0.11 per share) in 2005, an increase of $1,085,647. The primary cause of the increased loss was the $1,104,764 increase in interest expense and the increase in debt issue costs of $142,325 both relating to the convertible notes issued. In addition, selling, general and administrative expenses increased by $132,708. These increases were offset by a decrease in research and development expenses of $131,673. In 2006 there were no expenses for impairment loss on assets, whereas, in 2005 these expenses totalled $231,378. In 2006, the Company recorded Sales of $18,657, compared to $13,021 in 2005. Cost of sales in 2006 were increased by $32,493, the invoice value of samples given to perspective customers.

LIQUIDITY AND CAPITAL RESOURCES

For the twelve months ended May 31, 2006, operations were primarily financed by the following: the issuance of convertible notes of $1,740,000, a net increase in amounts due to related parties of $532,162 and an increase in accounts payable and accrued liabilities of $155,392.

As of May 31, 2006, we had cash of $627,163 and had a working capital deficit of $2,747,255. As of the year ending May 31, 2005, we had a working capital deficit of $1,608,391.

As of May 31, 2006 we had inventory on hand of $352,387, consisting of raw materials ($162,447) and finished goods ($189,940).

On April 5, 2005, the Company completed Financing Agreements totalling $1,100,000. Under the agreements, the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due one year from issuance, and bear default interest at 15% thereafter. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company. The conversion price is based on 80% of the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion; for a maximum of $0.20 per share; and a minimum of $0.08 per share for eight months after issuance and no minimum conversion price thereafter. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of the Company’s assets both tangible and intangible.

The Company is to issue four series of share purchase warrants as follows: Class A warrants equivalent to the number of shares issued on the convertible note exercisable at $0.20 per share; Class B warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.25 per share; Class C warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.30 per share; and Class D warrants equivalent to 50% of the number shares issued on the convertible note exercisable at $0.45 per share. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price.

On April 5, 2005, the Company received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission (“SEC”) that is declared effective (met and received). If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% (subsequently amended to 5%) for each thirty-day period of the convertible notes remaining unconverted. The SB-2 was declared effective in December 2005.

On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has restated its 2005 financial statements to recognize the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $660,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended May 31, 2006, convertible notes in the principal amount of $340,000 were converted into common shares, for which interest expense of $287,235 (2005 as restated - $52,165) has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $320,000 at maturity. Interest expense for the year ended May 31, 2006 on principal of $320,000 totalling $270,904 (2005 as restated - $49,096) has been fully accreted increasing the carrying value of the remaining convertible notes to $320,000 as at May 31, 2006 (May 31, 2005 as restated - $49,096).

There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above and without warrants). For the $49,500 in convertible notes, the Company has restated its 2005 financial statements to recognize the intrinsic value of the beneficial conversion feature of $18,000 as additional paid-in capital, and $31,500 as the carrying value of due diligence convertible notes. During the year ended May 31, 2006, the Company fully accreted interest expense of $15,238 (2005 as restated - $2,762), increasing the carrying value of the due diligence convertible notes to $49,500 as at May 31, 2006 (May 31, 2005 as restated - $34,262).

On August 2, 2005, the Financing Agreements were amended and the Company issued an additional $140,000 in convertible notes. The terms and conditions of the original Financing Agreements were unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible notes of $37,920 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $102,080 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $140,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended May 31, 2006, convertible notes in the amount of $6,364 were converted into common shares, for which interest expense of $6,364 has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $133,636 at maturity. Interest expense for the year ended May 31, 2006 on principal of $133,636 totalling $110,569 has been accreted increasing the carrying value of the remaining convertible notes to $110,569 as at May 31, 2006.

On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 of convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200. The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $493,200 convertible notes issued of $213,566 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $279,634 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $493,200 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended May 31, 2006, convertible notes in the amount of $3,636 were converted into common shares, for which interest of $3,636 has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $489,564 at maturity. Interest expense for the year ended May 31, 2006 on principal of $489,564 totalling $179,731 has been accreted increasing the carrying value of the remaining convertible notes to $179,731 as at May 31, 2006. The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock (to be issued) assuming complete conversion pertaining to the $193,200 in liquidated damages as per the terms of the financing agreements. The additional 4,081,691 were included in the SB-2 filed on May 19, 2006.

On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above relating to the $1,100,000 financing plus liquidated damages. The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company's shares for the twenty trading days prior to conversion.

On March 30, 2006, the Company completed financing agreements for $2,000,000 with private investors (the “Investors”). The Company will issue to the Investors secured convertible notes totalling $2,000,000 with a 6% interest rate and a maturity of three years. The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed on or before the Filing Date; and 60% if the SB-2 is declared effective by the Effectiveness Deadline. The convertible notes are secured by a lien on all of the Company’s assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

Under the terms of these agreements, $700,000 was funded on the Closing Date, a further $600,000 was funded on the date an SB-2 Registration Statement (“SB-2”) was filed (pursuant to a Registration Rights Agreement) with the SEC, and $700,000 is be funded on the date the SB-2 Registration Statement is declared effective by the SEC. Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the convertible notes, as well as the shares to be issued pursuant to the warrants within forty-five days from the Closing Date and are required to have the SB-2 declared effective within 120 days from the Closing Date. In the event that the SB-2 is not filed or declared effective within these time limits, the Company may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

Pursuant to this financing transaction, the Company also granted the Investors the right to purchase an aggregate of 36,000,000 shares of common stock (the “Warrants”), of which Warrants to purchase 26,000,000 shares were issued on March 27, 2006 and Warrants to purchase 10,000,000 shares were issued on May 23, 2006. The Warrants are exercisable for a period of seven years from the dates of issuance at an exercise price of $0.16 per share.

On May 30, 2006 the Company’s solicitors received a letter from the SEC indicating that the SEC would not be reviewing the SB-2 and indicating that the filing could not “go effective” until the Company had increased its Authorized Capital. The Company has filed a Preliminary Form 14A with a suggested Annual Meeting date of July 26, 2006. Included in the resolutions for approval by the Shareholders is an Amendment to the Company bylaws to increase the authorized capital from 100,000,000 to 750,000,000 shares.

On March 27, 2006, the Company received the first tranche of $700,000 and on May 23, 2006, the Company received the second tranche of $600,000. The Company has issued callable secured convertible notes totalling $1,300,000. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion feature of $619,824 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $680,176 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of seven years, a risk free interest rate of 4.61% and 4.89%, an expected volatility of 164%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $1,300,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $1,300,000 at maturity. Interest expense for the year ended May 31, 2006 on principal of $1,300,000 totalling $45,893 has been accreted increasing the carrying value of the convertible notes to $45,893 as at May 31, 2006.

During the year ended May 31, 2006, interest of $87,922 was accrued on the convertible notes. During the year ended May 31, 2006, convertible notes with a principal amount of $350,000 and accrued interest of $56,392 were converted into 9,304,668 shares of common stock.

The Company incurred and deferred debt issue costs of $415,050 (2005 - $154,550) pertaining to convertible notes to be amortized over the related terms to maturity, of which $215,050 (2005 - $154,550) was paid by cash proceeds of financing arrangements and a further $200,000 was accrued for warrants to be issued as placement agent fees. During the fiscal year ended May 31, 2006, $166,037 (2005 - $23,712) has been charged to debt issue costs.

SUBSEQUENT EVENTS

On June 26, 2006 the Company filed a Preliminary Form 14A with the SEC suggesting an Annual Meeting date of July 26, 2006. Included in the resolutions for approval by the Shareholders is an Amendment to the Company bylaws to increase the Authorized Capital from 100,000,000 shares to 750,000,000 shares. Also included is a resolution for approval of the 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons.

On June 12, 2006 the Company entered into an agreement with an advertising agency, committing to expenditures totalling $176,500 over a 60 day period for advertising in magazines and agency commissions. In July, 2006 the Company paid $30,000 under this agreement.

On July 26, 2006, at the Annual Meeting of Shareholders, the shareholders approved the increase in the Company’s authorized common shares from 100,000,000 to 750,000,000. In addition, the shareholders ratified the 2006 Stock Incentive Plan for 10,000,000 common shares.

On July 26, 2006, the Board of directors approved the award of 1,550,000 shares to eligible participants in the 2006 Stock Incentive Plan. The term of these options is five years and they will expire on July 26, 2011. The exercise price is 100% of the fair market value on the Grant Date, July 26, 2006. The Board of Directors had previously awarded 7,350,000 shares on April 4, 2006 to eligible participants. The exercise price is 100% of the fair market value on the date that the 2006 Stock Incentive Plan was approved by the Shareholders, July 26, 2006. The term of these options is five years and they will expire on April 3, 2011.

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

Revenue recognition. Revenue is recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. This is generally at the time products are received by the customer. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors who have right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates. We have only recently begun selling products to retail customers through the Internet and have not developed a history of returns. Our retail customers are permitted to return our products for a refund. We have not to date, had any of our products returned. Once historical patterns are established, this will allow us to develop sales return allowances. At this time it will be necessary to reduce gross revenue for projected returns. To date we have not made any sales to distributors.

Convertible notes with beneficial conversion features with detachable warrants. The proceeds of issuance is allocated between convertible notes and detachable warrants based on their relative fair values. The fair value of the warrants issued are determined using the Black-Scholes option pricing model. Interest expense is recorded over the term of the convertible notes resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes are increased to the face value of the remaining convertible notes at maturity.

ITEM 7.	FINANCIAL STATEMENTS

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statement of Stockholders’ Deficit	F–5

Notes to the Consolidated Financial Statements	F–6

DAVIDSON & COMPANY LLP Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Avvaa World Health Care Products Inc.

We have audited the accompanying consolidated balance sheet of Avvaa World Health Care Products Inc. as at May 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from the date of inception on March 25, 1999 to May 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at May 31, 2006 and the results of its operations and its cash flows for the year then ended and for the period from inception on March 25, 1999 to May 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is dependent upon financing to continue operations, has suffered recurring losses from operations since inception, has a working capital deficit as of May 31, 2006, and has total liabilities that exceed its total assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

August 17, 2006

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of AVVAA World Health Care Products, Inc.

We have audited the accompanying consolidated balance sheets of AVVAA World Health Care Products, Inc. (A Development Stage Company) as of May 31, 2005, and the related consolidated statements of operations, cash flows and stockholders’ deficit for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of AVVAA World Health Care Products, Inc., (A Development Stage Company) as of May 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations since inception, not generated any sustained revenues and a significant working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

As discussed in Note 21 to the consolidated financial statements, the Company has restated the financial statements for the year ended May 31, 2005.

MANNING ELLIOTT LLP

Chartered Accountants

Vancouver, Canada

September 9, 2005, except for Note 21 as to which the date is August 8, 2006

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. Dollars)

	May 31,	May 31,
	2006 $	2005 $ (Restated – See Note 21)

Assets

Current Assets
Cash	627,163	112,995
Accounts receivable, net of allowance of $Nil (2005 $Nil)	12,026	7,584
Inventory (Note 3)	352,387	217,770
Prepaid expenses and deposits	8,103	98,795

Total Current Assets	999,679	437,144

Property and Equipment (Note 5)	328,410	18,170

Website Development Costs (Note 6)	4,458	6,511

Deferred Financing Fees	379,852	130,838

Total Assets	1,712,399	592,663

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	656,259	524,942
Accrued liabilities	362,701	78,841
Convertible notes, less unamortized discount of $1,587,007 and $573,978, respectively (Note 7)	705,693	135,522
Due to related parties (Note 8)	1,485,133	1,094,835
Other advances (Note 9)	219,399	211,395
Mortgages payable (Note 10)	317,749	–

Total Current Liabilities	3,746,934	2,045,535

Commitments and Contingencies (Notes 1, 15 and 16)
Subsequent Events (Note 20)

Stockholders’ Deficit

Common Stock – 100,000,000 shares authorized at $0.001 par value; 55,970,240 and 35,794,872 issued and outstanding, respectively	55,971	35,795

Additional Paid-in Capital	9,924,253	6,897,286

Deferred Compensation	(854,035)	(1,319,725)

Accumulated Other Comprehensive Loss	(147,373)	(87,944)

Deficit Accumulated During the Development Stage	(11,013,351)	(6,978,284)

Total Stockholders’ Deficit	(2,034,535)	(1,452,872)

Total Liabilities and Stockholders’ Deficit	1,712,399	592,663

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. Dollars)

	Accumulated
	from
	March 25, 1999
	(Date of Inception)	For the Year Ended
	to May 31,	May 31,
	2006 $	2006 $	2005 $ (Restated – See Note 21)

Sales	41,087	18,657	13,021

Cost of Sales	47,200	34,719	6,277

Gross Profit	(6,113)	(16,062)	6,744

Operating Expenses

Depreciation and amortization	44,398	25,932	10,982
Impairment loss on assets	310,898	–	231,378
Research and development	1,114,012	137,759	269,432
Selling, general and administrative	7,983,888	2,457,097	2,324,389

Total Operating Expenses	9,453,196	2,620,788	2,836,181

Net Loss from Operations	(9,459,309)	(2,636,850)	(2,829,437)

Debt Issue Costs	(189,749)	(166,037)	(23,712)
Gain on Settlement of Debt	13,317	–	13,317
Interest Expense	(1,395,438)	(1,232,180)	(127,416)
Other Income	17,828	–	17,828

Net Loss	(11,013,351)	(4,035,067)	(2,949,420)

Other Comprehensive loss

Foreign currency translation loss	(147,373)	(59,429)	(40,283)

Comprehensive Loss	(11,160,724)	(4,094,496)	(2,989,703)

Net Loss Per Share – Basic and Diluted		(0.10)	(0.11)

Weighted Average Common Shares Outstanding		42,394,847	27,477,000

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. Dollars)

	Accumulated from March 25, 1999 (Date of Inception)	For the Year Ended May 31,
	to May 31,
	2006 $	2006 $	2005 $ (Restated – See Note 21)
Operating Activities

Net loss	(11,013,351)	(4,035,067)	(2,949,420)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation and other stock-based compensation	3,806,246	1,173,248	1,409,986
Depreciation and amortization	44,398	25,932	10,982
Gain on settlement of debt	(13,317)	–	(13,317)
Impairment loss on assets	310,898	–	231,378
Non-cash interest and debt issue costs	1,484,398	1,374,664	109,734
Recapitalization costs	(115,730)	–	–
Changes in non-cash working capital items
Accounts receivable	(10,754)	(3,170)	(7,584)
Inventory	(195,564)	(97,794)	(97,770)
Prepaid expenses and deposits	(1,104)	97,691	(98,795)
Accounts payable and accrued liabilities	1,195,375	155,392	210,212

Net Cash Used In Operating Activities	(4,508,505)	(1,309,104)	(1,194,594)

Investing Activities
Website development costs	(7,798)	–	(7,798)
Patent protection costs	(11,378)	–	–
Purchase of property and equipment	(48,802)	(15,047)	(19,619)
Advance royalty deposits	(220,000)	–	–

Net Cash Used In Investing Activities	(287,978)	(15,047)	(27,417)

Financing Activities
Advances from (repayment to) others	211,395	–	(9,471)
Advances from related parties	2,466,109	532,162	546,430
Repayments to related parties	(773,609)	(210,951)	(230,407)
Proceeds from convertible notes	2,700,000	1,740,000	660,000
Debt issue costs	(320,100)	(215,050)	(105,050)
Proceeds from issuance of common stock	1,235,637	–	471,000

Net Cash Provided by Financing Activities	5,519,432	1,846,161	1,332,502

Effect of Exchange Rate Changes on Cash	(95,786)	(7,842)	(40,283)

Change in Cash	627,163	514,168	70,208

Cash – Beginning of Period	–	112,995	42,787

Cash – End of Period	627,163	627,163	112,995

Supplementary cash flow information (Note 17)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc. (A Development Stage Company) Consolidated Statement of Stockholders’ Deficit (expressed in U.S. Dollars) (Restated – See Note 21)
	Common Stock		Additional Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Subscribed $	Capital $	Compensation $	Loss $	Stage $	Total $

Balance – March 25, 1999 (Date of Inception)	1	–	–	–	–	–	–	–
Stock issued for cash pursuant to a private placement	10,125,000	10,125	–	(1,500)	–	–	–	8,625
Net loss for the period	–	–	–	–	–	–	–	–
Balance – May 31, 1999	10,125,001	10,125	–	(1,500)	–	–	–	8,625
Net loss for the year	–	–	–	–	–	–	(131,611)	(131,611)
Balance – May 31, 2000	10,125,001	10,125	–	(1,500)	–	–	(131,611)	(122,986)
Net loss for the year	–	–	–	–	–	–	(261,767)	(261,767)
Balance – May 31, 2001	10,125,001	10,125	–	(1,500)	–	–	(393,378)	(384,753)
Stock issued for cash pursuant to a private placement	1,537,500	1,538	–	(257)	–	–	–	1,281
Stock issued pursuant to conversion of convertible debentures	450,000	450	–	299,550	–	–	–	300,000
Net loss for the year	–	–	–	–	–	–	(509,095)	(509,095)
Balance – May 31, 2002	12,112,501	12,113	–	297,793	–	–	(902,473)	(592,567)
Re-capitalization transactions – June 28, 2002: Shares of AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources Inc.)	2,709,200	2,709	–	(99,300)	(19,118)	–	–	(115,709)
Shares issued for services to be rendered	2,590,000	2,590	–	755,510	(758,100)	–	–	–
Amortization of deferred compensation	–	–	–	–	169,342	–	–	169,342
Common stock to be issued	–	–	181,198	–	–	–	–	181,198
Foreign currency translation adjustment	–	–	–	–	–	(68,896)	–	(68,896)
Net loss for the year	–	–	–	–	–	–	(819,608)	(819,608)
Balance at May 31, 2003	17,411,701	17,412	181,198	954,003	(607,876)	(68,896)	(1,722,081)	(1,246,240)
Shares issued for cash	2,776,131	2,776	(173,698)	682,142	–	–	–	511,220
Shares issued to settle debt	637,840	638	(7,500)	211,372	–	–	–	511,220
Shares issued to settle related party debt	390,000	390	–	268,610	–	–	–	269,000
Shares issued for services	1,450,000	1,450	–	780,050	(781,500)	–	–	–
Amortization of deferred compensation	–	–	–	–	893,345	–	–	893,345
Value of stock options granted		–	–	75,825	–	–	–	75,825
Share subscriptions received	–	–	70,000	–	–	–	–	70,000
Shares cancelled	(210,000)	(210)	–	210	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	21,235	–	21,235
Net loss for the year	–	–	–	–	–	–	(2,306,783)	(2,306,783)
Balance at May 31, 2004	22,455,672	22,456	70,000	2,972,212	(496,031)	(47,661)	(4,028,864)	(1,507,888)
Shares issued for cash, subscriptions and consulting services	2,200,000	2,200	(70,000)	547,800	–	–	–	480,000
Shares issued to purchase inventory	500,000	500	–	119,500	–	–	–	120,000
Shares issued to settle debt	1,213,500	1,213	–	301,719	–	–	–	302,932

Shares issued to settle related party debt	505,000	505	–	80,295	–	–	–	80,800
Shares issued for services to be rendered	8,920,700	8,921	–	2,005,383	(2,014,304)	–	–	–
Amortization of deferred compensation	–	–	–	–	1,190,610	–	–	1,190,610
Value of stock options granted	–	–	–	210,377	–	–	–	210,377
Value of beneficial conversion feature related to the convertible notes	–	–	–	213,941	–	–	–	213,941
Value of warrants issued	–	–	–	446,059	–	–	–	446,059
Foreign currency translation adjustment	–	–	–	–	–	(40,283)	–	(40,283)
Net loss for the year (as restated)	–	–	–	–	–	–	(3.145.775)	(3,145,775)
Balance at May 31, 2005 (as restated)	35,794,872	35,795	–	6,897,286	(1,319,725)	(87,944)	(7,174,639)	(1,649,227)
Shares issued for services	10,870,700	10,871	–	684,213	(662,500)	–	–	32,584
Stock issued pursuant to conversion of convertible notes	9,304,668	9,305	–	397,087	–	–	–	406,392
Value of beneficial conversion feature related to the convertible notes	–	–	–	871,310	–	–	–	871,310
Value of warrants issued	–	–	–	1,061,890	–	–	–	1,061,890
Value of stock options granted	–	–	–	12,467	–	–	–	12,467
Amortization of deferred compensation	–	–	–	–	1,128,190	–	–	1,128,190
Foreign currency translation adjustment	–	–	–	–	–	(59,429)	–	(59,429)
Net loss for the year	–	–	–	–	–	–	(4,035,067)	(4,035,067)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2006, the Company has not recognized significant revenue, has a working capital deficit of $2,747,255 and has accumulated operating losses of $11,013,351 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.	Summary of Significant Accounting Principles
(a)	Basis of Accounting

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in United States dollars.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mind Your Own Skin Products Inc., AVVAA World Health Care Products (Canada) Ltd. and 648311 B.C. Ltd. All inter-company accounts and transactions have been eliminated.

(c)	Year End

The Company’s fiscal year end is May 31.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

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

(e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(f)	Accounts Receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes goods and services tax receivable and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety days or greater overdue.

(g)	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk include cash and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(h)	Inventory

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

(i)	Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method. The annual depreciation rates in years are as follows:

Building	20
Computer equipment	3
Moulds	3
Office equipment	3

(j)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

2.	Summary of Significant Accounting Principles (continued)
(j)	Website Development Costs (continued)

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

(k)	Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2006 and 2005 were $137,759 and $269,432 respectively.

(l)	Long-lived Assets

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

(m)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of one of the Company’s wholly owned Canadian subsidiaries is the Canadian dollar. Foreign currency transactions and balances are translated in accordance with SFAS, No. 52 “Foreign Currency Translation”. Transactions undertaken in a currency other than the U.S. dollar are remeasured into U.S. dollars using exchange rates at the date of the transaction. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Assets and liabilities of the Company’s wholly owned subsidiaries are translated into U.S. dollars using the period end exchange rate. Revenue and expenses are translated using average exchange rates. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in current operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(n)	Deferred Financing Costs

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

2.	Summary of Significant Accounting Principles (continued)
(o)	Revenue Recognition

Revenue is derived from the sale of personal care products sold directly to retailers or indirectly through distributors. The Company follows the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue from the sale of products is only recognized upon delivery of the product, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when the fee is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

In accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

(p)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

(q)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 5,200,000 and 4,300,000 for the years ended May 31, 2006 and 2005 respectively have been excluded from the above calculations as they would be anti-dilutive. Outstanding warrants for the years ended May 31, 2006 and 2005 were 66,318,348 and 18,005,471 warrants, respectively, and shares issuable on the conversion of convertible notes have also been excluded from the above calculations as they would be anti-dilutive.

(r)	Financial Instruments

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

(s)	Income Taxes

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

2.	Summary of Significant Accounting Principles (continued)
(t)	Stock-based Compensation

Effective March 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting the remaining service period of awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Had expense been recognized using the fair value method described in SFAS 123(R) using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

	For the Year Ended May 31,	For the Year Ended May 31,
	2006 $	2005 (Restated) $

Net loss – as reported	(4,035,067)	(2,949,420)
Add: Stock-based compensation expense included in net loss – as reported	12,467	257,562
Deduct: Total stock-based compensation expense determined under fair value based method	(56,103)	(989,470)

Net loss – pro forma	(4,078,703)	(3,681,328)

Net loss per share (basic and diluted) – as reported	(0.10)	(0.11)
Net loss per share (basic and diluted) – pro forma	(0.10)	(0.13)

(u)	Recent Accounting Pronouncements

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

2.	Summary of Significant Accounting Principles (continued)

(u)	Recent Accounting Pronouncements (continued)

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

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

(v)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.	Inventory
	May 31, 2006	May 31, 2005
	Net Carrying Value	Net Carrying Value
	$	$

Raw materials	162,447	57,893
Finished goods	189,940	159,877

	352,387	217,770

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

4.	Distribution Agreement

Pursuant to two separate License Agreements entered into on September 1, 1999 and February 1, 2002, the Company has been granted by the Inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received acknowledgement from the US Food and Drug Administration (“FDA”) as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products have been renewed and will be activated 30 days prior to initial sales in Canada. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, Netherlands, Belgium, Luxembourg and Lithuania.

The original registrant for the various approvals was the Inventor and licensor. During fiscal 2004, the various approvals were transferred to reflect the Company as the manufacturer and owner. The inventor retains the licensing rights to the products.

The agreements provide for joint ownership of all applicable patents, pending patents, patent applications, trademarks, copyright, secret processes, formulae, technical data and other scientific and technical information that has been secured.

Pursuant to the original License Agreements the Company paid the Inventor royalty advances of $220,000. Under the original License Agreements these amounts were to be offset against future royalties due to the Inventor or his company.

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

5.	Property and Equipment
			May 31, 2006	May 31, 2005
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$

Land	24,114	–	24,114	–
Building	301,998	11,325	290,673	–
Computer equipment	17,168	10,623	6,545	12,211
Moulds	7,853	2,618	5,235	3,534
Office equipment	2,764	921	1,843	2,425

	353,897	25,487	328,410	18,170

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

6.	Website Development Costs
			May 31, 2006	May 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Website development costs	8,886	4,428	4,458	6,511

7.	Convertible Notes

(a) On April 5, 2005, the Company completed Financing Agreements totalling $1,100,000. Under the agreements, the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due one year from issuance, and bear default interest at 15% thereafter. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company. The conversion price is based on 80% of the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion; for a maximum of $0.20 per share; and a minimum of $0.08 per share for eight months after issuance and no minimum conversion price thereafter. The timing of the conversion is at the option of the holder. The notes are secured by a grant of a general security interest in all of the Company’s assets both tangible and intangible.

(a) (i) The Company is to issue four series of share purchase warrants as follows: Class A warrants equivalent to the number of shares issued on the convertible note exercisable at $0.20 per share; Class B warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.25 per share; Class C warrants equivalent to 75% of the number of shares issued on the convertible note exercisable at $0.30 per share; and Class D warrants equivalent to 50% of the number of shares issued on the convertible note exercisable at $0.45 per share. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price.

(a) (ii) On April 5, 2005, the Company received $660,000 under the terms of the convertible notes and is to receive the balance of $440,000 once the Company has filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission (“SEC”) that is declared effective (met and received). If the SB-2 is not declared effective within ninety days after April 5, 2005, the Company must pay a penalty of 2% (subsequently amended to 5%) for each thirty-day period of the convertible notes remaining unconverted. The SB-2 was declared effective in December 2005.

(a) (iii) On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

7.	Convertible Notes (continued)

(a) (iv) In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $660,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended May 31, 2006, convertible notes in the principal amount of $340,000 were converted into common shares, for which interest expense of $287,235 (2005 as restated - $52,165) has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $320,000 at maturity. Interest expense for the year ended May 31, 2006 on principal of $320,000 totalling $270,904 (2005 as restated - $49,096) has been fully accreted increasing the carrying value of the remaining convertible notes to $320,000 as at May 31, 2006 (May 31, 2005 as restated - $49,096).

(a) (v) There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above and without warrants). For the $49,500 in convertible notes, the Company has restated its 2005 financial statements to recognize the intrinsic value of the beneficial conversion feature of $18,000 as additional paid-in capital, and $31,500 as the carrying value of due diligence convertible notes. During the year ended May 31, 2006, the Company fully accreted interest expense of $15,238 (2005 as restated - $2,762), increasing the carrying value of the due diligence convertible notes to $49,500 as at May 31, 2006 (May 31, 2005 as restated - $34,262).

(a) (vi) On August 2, 2005, the Financing Agreements were amended and the Company issued an additional $140,000 in convertible notes. The terms and conditions of the original Financing Agreements were unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible notes of $37,920 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $102,080 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $140,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended May 31, 2006, convertible notes in the amount of $6,364 were converted into common shares, for which interest expense of $6,362 has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $133,636 at maturity. Interest expense for the year ended May 31, 2006 on principal of $133,636 totalling $110,569 has been accreted increasing the carrying value of the remaining convertible notes to $110,569 as at May 31, 2006.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

7.	Convertible Notes (continued)

(a) (vii) On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 of convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7 (a)(ii). The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $493,200 convertible notes issued of $213,566 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $279,634 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $493,200 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended May 31, 2006, convertible notes in the amount of $3,636 were converted into common shares, for which interest of $3,636 has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. The carrying value of the convertible notes will be increased to the face value of the remaining convertible notes of $489,564 at maturity. Interest expense for the year ended May 31, 2006 on principal of $489,564 totalling $179,731 has been accreted increasing the carrying value of the remaining convertible notes to $179,731 as at May 31, 2006. The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock (to be issued) assuming complete conversion pertaining to the $193,200 in liquidated damages as per the terms of the financing agreements. The additional 4,081,691 were included in the SB-2 filed on May 19, 2006.

(a) (viii) On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above in Note 7 (a). The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

(b) On March 30, 2006, the Company completed financing agreements for $2,000,000 with private investors (the “Investors”). The Company will issue to the Investors secured convertible notes totalling $2,000,000 with a 6% interest rate and a maturity of three years. The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed on or before the Filing Date; and 60% if the SB-2 is declared effective by the Effectiveness Deadline. The convertible notes are secured by a lien on all of the Company’s assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

(b) (i) Under the terms of these agreements, $700,000 was funded on the Closing Date, a further $600,000 was funded on the date an SB-2 Registration Statement (“SB-2”) was filed (pursuant to a Registration Rights Agreement) with the SEC, and $700,000 is be funded on the date the SB-2 Registration Statement is declared effective by the SEC. Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the convertible notes, as well as the shares to be issued pursuant to the warrants within forty-five days from the Closing Date and are required to have the SB-2 declared effective within 120 days from the Closing Date. In the event that the SB-2 is not filed or declared effective within these time limits, the Company may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

(b) (ii) Pursuant to this financing transaction, the Company also granted the Investors the right to purchase an aggregate of 36,000,000 shares of common stock (the “Warrants”), of which Warrants to purchase 26,000,000 shares were issued on March 27, 2006 and Warrants to purchase 10,000,000 shares were issued on May 23, 2006. The Warrants are exercisable for a period of seven years from the dates of issuance at an exercise price of $0.16 per share.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

7.	Convertible Notes (continued)

(b) (iii) On May 30, 2006 the Company’s solicitors received a letter from the SEC indicating that the SEC would not be reviewing the SB-2 and indicating that the filing could not “go effective” until the Company had increased its Authorized Capital. The Company has filed a Preliminary Form 14A with a suggested Annual Meeting date of July 26, 2006. Included in the resolutions for approval by the Shareholders is an Amendment to the Company bylaws to increase the authorized capital from 100,000,000 to 750,000,000 shares.

(b) (iv) On March 27, 2006, the Company received the first tranche of $700,000 and on May 23, 2006, the Company received the second tranche of $600,000. The Company has issued callable secured convertible notes totalling $1,300,000. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion feature of $619,824 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $680,176 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of seven years, a risk free interest rate of 4.61% and 4.89%, an expected volatility of 164%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $1,300,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $1,300,000 at maturity. Interest expense for the year ended May 31, 2006 on principal of $1,300,000 totalling $45,893 has been accreted increasing the carrying value of the convertible notes to $45,893 as at May 31, 2006.

(c) During the year ended May 31, 2006, interest of $87,922 was accrued on the convertible notes. During the year ended May 31, 2006, convertible notes with a principal amount of $350,000 and accrued interest of $56,392 were converted into 9,304,668 shares of common stock.

(d) The Company incurred and deferred debt issue costs of $415,050 (2005 - $154,550) pertaining to convertible notes to be amortized over the related terms to maturity, of which $215,050 (2005 - $154,550) was paid by cash proceeds of financing arrangements and a further $200,000 was accrued for warrants to be issued as placement agent fees. During the fiscal year ended May 31, 2006, $166,037 (2005 - $23,712) has been charged to debt issue costs.

8.	Related Party Balances/Transactions
		May 31, 2006 $	May 31, 2005 $

(a)	Balances

(i)	Shield-Tech Products Inc.	507,765	445,588
(ii)	Directors and/or officers	920,930	599,719
(iii)	Due to former officer	56,438	49,528

		1,485,133	1,094,835

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

8.	Related Party Balances/Transactions (continued)

(b)	Transactions

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

(iv)	Six directors/officers were paid/accrued $459,588 for the year ended May 31, 2006 (2005 – $599,719) for consulting services rendered.

9.	Other Advances

(a)

The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advances are due on demand, unsecured and accrue interest at prime plus 1% per annum. As of May 31, 2006, $40,033 (2005 - $40,033) of interest has been accrued on these advances and is included in other advances.

(b)

On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of Cdn$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received Cdn$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid Cdn$30,000 leaving a balance of $65,366 (Cdn$72,000) remaining as at May 31, 2006.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

10.	Mortgages Payable

	May 31, 2006 $	May 31, 2005 $

Mortgage payable (Cdn$211,250) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9.95% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,913, and maturing on September 1, 2006	191,785	–

Mortgage payable (Cdn$138,750) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 15% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,734, and maturing on September 1, 2006	125,964	–

	317,749	–

11.	Common Stock
(a)	Authorized Shares

On May 1, 2004, the Board and the stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000, with no change in par value.

(b)	Non-cash Consideration

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

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

11.	Common Stock (continued)

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

On December 16, 2004, the Company issued 950,000 common shares for consulting services to be rendered over a four-year period. The shares were recorded at an aggregate fair market value of $218,500. For the year ended May 31, 2006, the Company charged to operations compensation expense of $54,625 and further wrote off the remaining $139,032, to reflect the termination of the term of consulting services where the Company had previously recorded deferred compensation of $193,657.

On December 20, 2004, the Company issued 800,000 common shares having an aggregate fair value of $200,000 for consulting services to be rendered. During the year ended May 31, 2006, the Company charged to operations compensation expense of $40,000 leaving a balance of $82,247 in deferred compensation at year end.

On January 10, 2005, the Company issued 600,000 common shares at an aggregate fair value of $150,000 for consulting services to be rendered. During the year ended May 31, 2006, the Company charged to operations compensation expense of $92,055 leaving a balance of nil in deferred compensation at year end.

On January 20, 2005, the Company issued 100,000 shares at an aggregate fair value of $23,000 for consulting services rendered. The amount was charged to operations during the year ended May 31, 2005.

On January 20, 2005, the Company issued 1,900,000 common shares to be recorded at an aggregate fair value of $437,000 to a consultant for services to be rendered over a five year period. During the year ended May 31, 2006 the Company charged to operations compensation expense of $87,400 leaving a balance of $318,232 in deferred compensation that will be charged to operations over the remainder of the term.

On February 3, 2005 the Company issued 372,500 common shares for the settlement of debt in the amount of $74,668. The aggregate fair market value of $59,600 had been applied to reduce the outstanding debt and the remaining balance $15,068 recorded as a gain on debt settlement during 2005.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

11.	Common Stock (continued)

On February 8, 2005, the Company issued 100,000 common shares to three employees at an aggregate fair market value of $15,000 for services to be rendered. For the year ended May 31, 2006, the Company charged to operations compensation expense of $5,769 leaving a balance of nil in deferred compensation at year end.

On March 1, 2005, the Company issued 2,500,000 shares at an aggregate fair market value of $375,000 to a consultant for services to be rendered over a twelve-month period. During the year ended May 31, 2006 the Company charged to operations compensation expense of $280,479, leaving a balance of nil in deferred compensation at year end.

On March 1, 2005 the Company issued 100,000 common shares to be recorded at an aggregate fair value of $16,000 to settle total debt of $15,000. The remaining $1,000 had been recorded as a loss on debt settlement during 2005.

On March 3, 2005, the Company issued 1,010,000 common shares to be recorded at an aggregate fair value of $161,600 to officers, directors, employees and a consultant to be applied against debt outstanding. Debts totaling $166,762 were settled for $161,600 resulting in a gain of $5,162 during 2005.

On March 15, 2005, the Company issued 150,000 common shares to be recorded at an aggregate fair value of $34,500 for legal services to be rendered. During the year ended May 31, 2006, the Company charged to operations compensation expense of $29,044, leaving a balance of nil in deferred compensation at year end.

On January 1, 2006, the Company issued 8,500,000 shares of common stock to various consultants at a fair value of $595,000 for services to be rendered over one year. The Company charged to operations compensation expense of $247,917 for the year ending May 31, 2006 and recorded deferred compensation of $347,083.

On January 1, 2006, the Company issued 500,000 shares of common stock to a consultant at a fair value of $35,000 for services to be rendered over one year. The Company charged to operations compensation expense of $14,583 for the year ending May 31, 2006 and recorded deferred compensation of $20,417.

On February 16, 2006, the Company issued 2,000,000 shares of common stock to a consultant at a fair value of $120,000 for services to be rendered over one year. The Company charged to operations compensation expense of $33,945 for the year ending May 31, 2006 and recorded deferred compensation of $86,055.

During the fiscal year ended May 31, 2006, the Company issued 9,304,668 shares of common stock pursuant to the conversion of $350,000 in convertible notes payable and $56,392 in accrued interest as described in Note 7(c).

On September 26, 2005, the Company cancelled 250,000 shares of common stock that had been issued in error for consulting fees with a fair value of $87,500. The Company credited deferred compensation expense of $87,500 for the year ending May 31, 2006.

During the year ended May 31, 2006, the Company issued 120,700 shares of common stock to a consultant at a fair value of $32,584 for services rendered in a prior year. The Company charged to operations compensation expense of $32,584 for the year ending May 31, 2006.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

12.	Stock Options

On December 2, 2002, the Company filed a Form S-8 Registration Statement with the SEC to register 1,450,000 shares of common stock pursuant to the Company’s 2002 Benefit Plan. The determination of those eligible to received options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall vest at the sole discretion of the Company’s Board of Directors.

On June 25, 2004, the Company filed a Form S-8 Registration Statement with the SEC to register 3,000,000 shares of common stock pursuant to the Company’s 2004 Stock Option Plan. The determination of those eligible to received options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company’s Board of Directors. The option price is set at a minimum of 100% of the fair market value of the common stock at the date of issue, except in the case of a 10% stockholder, where the option price is set at a minimum of 110% of the fair market value. The term of the options, once granted, is not to exceed five years.

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

During the year ended May 31, 2005, the Company granted a total of 4,500,000 stock options to employees and non-employees pursuant to the above at a weighted average grant date fair value of $0.21 per option. The Company charged stock-based compensation expense of $210,377 in the year ended May 31, 2005 to operations for non-employees.

On November 23, 2005, the Board of Directors granted 900,000 stock options from the 2004 and 2005 Stock Option Plans to employees and non-employees pursuant to the above at a grant date fair value of $0.065 per option. The Company charged stock-based compensation expense of $12,467 for non-employees to operations.

On April 4, 2006 the Company’s Board of Directors approved a 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons. The exercise price shall be 100% of the Fair Market Value per common share for all eligible participants on the Grant Date. The Board approved the issue of 7,350,000 shares to eligible participants. The term of the Options is for five years and the Stock options will expire on April 3, 2011. The Options cannot be issued and the Stock Incentive Plan registered with the SEC until it is approved by the Company’s Shareholders. The Shareholders have approved the Plan in a resolution at the Annual Meeting on July 26, 2006.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

12.	Stock Options (continued)

A summary of the changes in the Company’s stock options is presented below:

	May 31, 2006		May 31, 2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of year	4,300,000	0.25	225,000	0.87
Granted	900,000	0.07	4,500,000	0.25
Exercised	–	–	–	–
Forfeited/Expired	–	–	(425,000)	0.59

Balance, end of year	5,200,000	0.22	4,300,000	0.25

Additional information regarding stock options outstanding as at May 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options	Weighted average exercise price $

0.00 – 0.07	900,000	4.49	0.07	900,000	0.07
0.08 – 0.15	1,400,000	2.75	0.15	1,400,000	0.15
0.16 – 0.30	1,600,000	3.07	0.28	1,600,000	0.28
0.31 – 0.45	1,300,000	2.44	0.33	1,300,000	0.33

	5,200,000	3.19	0.22	5,200,000	0.22

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

13.	Stock-based Compensation

During the year ended May 31, 2006, the Company recognized stock-based compensation of $1,173,248 (2005 - $1,409,986) in accordance with SFAS 123(R). Of this amount, $12,467 (2005 - $210,377) was recognized as the fair value of stock options granted to non-employees, while the remaining amount of $1,160,781 (2005 – $1,199,609) represented the fair value of shares issued for consulting services rendered by employees and non-employees.

The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended May 31, 2006 $	For the Year Ended May 31, 2005 $

Expected dividend yield	0%	0%
Risk-free interest rate	4.37%	3.90%
Expected volatility	179%	114%
Expected option life (in years)	5	5

14.	Stock Purchase Warrants
A summary of the changes in the Company’s stock purchase warrants is presented below:

	For the Year Ended May 31, 2006		For the Year Ended May 31, 2005

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of year	18,005,471	0.25	3,230,471	0.40
Granted	53,743,348	0.20	14,775,000	0.30
Exercised	–	–	–	–
Forfeited/Expired	(5,430,471)	0.42	–	–

Balance, end of year	66,318,348	0.22	18,005,471	0.25

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

14.	Stock Purchase Warrants (continued)

As at the May 31, 2006, the following stock purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

200,000	0.38	July 29, 2007
4,125,000	0.20	April 5, 2010
3,093,750	0.25	April 5, 2010
3,093,750	0.30	April 5, 2010
2,062,500	0.45	April 5, 2010
1,129,761	0.20	August 2, 2010
847,321	0.25	August 2, 2010
847,321	0.30	August 2, 2010
564,881	0.45	August 2, 2010
4,784,688	0.20	January 17, 2011
3,588,516	0.25	January 17, 2011
3,588,516	0.30	January 17, 2011
2,392,344	0.45	January 17, 2011
26,000,000	0.16	March 27, 2013
10,000,000	0.16	May 23, 2013

66,318,348

15.	Commitments
(a)

On July 23, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC (“Seaside”), a private London investment company, for the purchase by Seaside of $1,177,970 of the Company’s common shares at $0.46 per share, in exchange for shares of Seaside. At that time, Seaside entered into a “lock-up” agreement with the Company pursuant to which it has agreed not to trade the Company’s shares for a period of one year from the closing date. The Company agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the “lock-up” period. Seaside was to issue its shares to the Company equivalent to $1,177,970 as full payment for the Company’s shares. Thirty percent of Seaside’s shares were to be held in Escrow for one year following their issuance and in the event the per share market price of the Company’s common stock at such time was less than the per share value of the Company’s stock at the time of the closing, Seaside was to be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow were to be released to the Company at such time.

The closing of this transaction was subject to certain contingencies, including the listing of Seaside shares on the London Stock Exchange on or before September 30, 2004 (extended to March 31, 2005).

The Company delivered 2,677,500 shares to its legal counsel to be held in escrow pending closing of this transaction at which time these shares were to be recorded as issued common shares. As the transaction did not close, on September 20, 2005 the Company terminated the agreement and intends to cancel the 2,677,500 shares.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

15.	Commitments (continued)

(b)

On January 20, 2005, the Company entered into a five-year agreement with a company for marketing and distribution services. Pursuant to the agreement, the Company issued 1,900,000 common shares at a fair value of $437,000. Of this amount, $87,400 (2005 - $31,368) was expensed at May 31, 2006 leaving a deferred compensation balance of $318,232 at year end. On February 1, 2006, the Company entered into a new contract with a company for marketing and distribution services to replace the existing five-year agreement with a new one year agreement. The new contract calls for six monthly payments of $20,000 per month recoverable against commissions of 15% on sales generated. The contract can be cancelled by the Company if sales are not booked from at least two of eight listed possible customers. On August 15, 2006, the contract was amended and the Company agreed to make two additional payments of $20,000 per month.

(c)

On January 17, 2006, The Company entered into a two year agreement with the new President of the Company for a base salary of $90,000 per year and up to an additional $250,000 under various bonus clauses.

(d)

On February 16, 2006, the Company entered into a structuring agreement relating to placement agent services rendered in connection with the $2,000,000 financing agreement, as discussed in Note 7(d). The Company agreed to pay $100,000 in cash (paid), and to issue warrants worth $200,000. As at May 31, 2006, $200,000 has been accrued for structuring fees incurred.

(e)

On April 4, 2006 the Company’s Board of Directors approved a 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons. The exercise price shall be 100% of the Fair Market Value per common share for all eligible participants on the Grant Date. The Board approved the issue of 7,350,000 shares to eligible participants. The term of the Options is for five years and the Stock options will expire on April 3, 2011. The Shares cannot be issued and the Stock Incentive Plan registered with the SEC until it is approved by the Company’s Shareholders. The Shareholders have been asked to approve the Plan in a resolution at the Annual Meeting referred to in Note 20(a) and (d).

(f)

On May 1, 2006, the Company entered into a consulting agreement and agreed to issue 10,000,000 shares valued at $300,000 for services to be rendered over a 12 month period. As at May 31, 2006, $25,000 was accrued.

(g)

On May 19, 2006 the Company filed the required SB-2 with the SEC to register 291,510,271 common shares which are required in connection with the Company’s financing agreements and a consulting agreement. These common shares are issuable in connection with: the conversion of convertible notes, the exercise of warrants relating to convertible notes (including liquidated damages) and placement agent services pursuant to a subscription agreement dated April 5, 2005, and a consulting agreement dated May 1, 2006.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

16.	Contingent Liability and Legal Proceedings

The former Vice President of Sales and Marketing (former Vice President) of the Company, wrongfully registered certain of the Company’s internet domain names in the name of a consulting company controlled by her called E-Clarity Consulting Inc. during the time she worked for the Company. The Company was able to recover registered ownership of some of its domain names but she refused to cooperate to hand over control of the balance to the Company. On September 30, 2005, the Company commenced legal proceedings in the Supreme Court of British Columbia against the former Vice President and E-Clarity Consulting Inc. alleging that she breached her fiduciary and contractual duties to the Company on a number of grounds, including wrongfully registering the Company’s internet product property in such a manner and by failing to deliver them to the Company when requested to do so. On September 30, 2005, the Company obtained an interim Court Order requiring the former Vice President and E-Clarity Consulting Inc. to deliver the internet property to the Company within two days of being served with the Court Order. She was served with the Court Order and complied with it. On October 17, 2005, the Company obtained a judgment against the former Vice President and E-Clarity Consulting Inc. for damages to be assessed plus costs to be assessed. The Company has not since taken any steps in the proceedings to assess costs or damages.

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to the former Vice President of $131,458 recorded in its books as at May 31, 2006. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, the former Vice President has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from the former Vice President and E-Clarity Consulting Inc.

17.	Supplementary Cash Flow Information

	Accumulated from March 25, 1999 (Date of Inception)	For the Year Ended May 31,
	to May 31,
	2006 $	2006 $	2005 $

Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	–	–
Mortgage proceeds to acquire land and building	294,836	294,836	–
Promissory notes issued to acquire assets	73,346	–	–
Shares issued to settle debt	507,442	–	302,932
Shares issued for consulting fees and services	3,490,888	695,084	2,014,304
Shares issued to purchase inventory	120,000	–	120,000
Shares issued to settle related party debt	349,800	–	80,800
Shares issued for conversion of notes payable and accrued interest	706,392	406,392	–
Deferred financing fees payable	200,000	200,000	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

18.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

	2006	2005 (Restated)
	$	$

Loss for the year	(4,035,067)	(2,949,420)

Income taxes at statutory rates	(1,390,000)	(1,051,000)

Stock-based compensation	404,000	502,000
Accretion of convertible debt discount	317,000	37,000
Unrecognized benefit of operating losses	669,000	512,000

Total income taxes	–	–

The significant components of the Company’s future income tax assets are as follows:

	2006	2005
	$	$

Future Income tax asset:

Operating loss carryforwards	2,722,000	2,052,000

Valuation allowance	(2,722,000)	(2,052,000)

Net deferred tax asset	–	–

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

The Company has approximately $2,982,000 of net operating loss carry forwards available for US income tax purposes to reduce taxable income of future years. These net operating loss carry forwards expire through to 2026. In addition, the Company has approximately CAD$5,293,000 of non-capital losses available for Canadian income tax purposes to reduce taxable income of future years. These net operating loss carryforwards expire through to 2026.

19.	Segmented Information

The Company reports in one reportable operating segment, which is the provision of skin products. The Company operates primarily from Lumby, British Columbia, Canada.

20.	Subsequent Events
(a)

On June 26, 2006 the Company filed a Primary Form 14A with the SEC suggesting an Annual Meeting date of July 26, 2006. Included in the resolutions for approval by the Shareholders is an Amendment to the Company bylaws to increase the Authorized Capital from 100,000,000 shares to 750,000,000 shares. Also included is a resolution for approval of the 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons.

AVVAA World Health Care Products, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

MAY 31, 2006

20.	Subsequent Events (continued)
(b)

On June 12, 2006 the Company entered into an agreement with an advertising agency, committing to expenditures totaling $176,500 over a 60 day period for advertising in magazines and agency commissions. In July, 2006 the Company paid $30,000 under this agreement.

(c)

On July 26, 2006, at the Annual Meeting of Shareholders, the shareholders approved the increase in the Company’s authorized common shares from 100,000,000 to 750,000,000. In addition, the shareholders ratified the 2006 Stock Incentive Plan for 10,000,000 common shares.

(d)

On July 26, 2006, the Board of directors approved the award of 1,550,000 options to acquire shares to eligible participants in the 2006 Stock Incentive Plan. The term of these options is five years and they will expire on July 26, 2011. The exercise price is 100% of the fair market value on the Grant Date, July 26, 2006. The Board of Directors had previously awarded 7,350,000 options to acquire shares on April 4, 2006 to eligible participants. The exercise price is 100% of the fair market value on the date that the 2006 Stock Incentive Plan was approved by the Shareholders, July 26, 2006. The term of these options is five years and they will expire on April 3, 2011. These awards of stock options are subject to shareholder approval and are not deemed to be granted until that approval is obtained.

21.	Restatement

The Company restated its consolidated financial statements for the year ended May 31, 2005. The Company restated the financial statements to reflect a change in the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes and the interest expense related to them. The carrying value of the convertible notes decreased by $196,355 and interest expense decreased by $196,355.

	May 31, 2005 As Reported $	Adjustment $	May 31, 2005 As Restated $

Consolidated Balance Sheet
Convertible notes	331,877	(196,355)	135,522
Deficit accumulated during the development stage	(7,174,639)	196,355	(6,978,284)

	Year Ended May 31, 2005 As Reported $	Adjustment $	Year Ended May 31, 2005 As Restated $

Consolidated Statement of Operations
Interest Expense	(323,771)	196,355	(127,416)

Net loss for the year	(3,145,775)	196,355	(2,949,420)

There was no change to the basic and diluted net loss per share resulting from the restatement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated to management and shareholders on a timely basis. The Certifying Officers have concluded that the disclosure controls and procedures are effective as amended at the “reasonable assurance” level. Under the supervision and with the participation of management, as of May 31, 2006 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures in place which were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulation; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the year ending May 31, 2006 and there were no such control actions taken during the year ending May 31, 2006.

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

Name	Age	Position

John Farley	62	Chief Executive Officer and Director

George Roadman	59	President , Chief Operations Officer

Charles Austin	69	Chief Financial Officer, Chief Accounting Officer, Secretary and Director

James Haney	70	Vice President Manufacturing and Director

Dr. Mark Alden	53	Director

James MacDonald	68	Director

Darrell Stevens	54	Director

William Douglas Ernsberger	51	Director

III-1

Set forth below is certain biographical information regarding our executive officers and directors:

JOHN FARLEY has been our President, Chief Executive Officer and a member of our Board of Directors since June 28, 2002. Since November 1995, he has been the President of Mind Your Own Skin Products, Inc. also located in British Columbia, Canada. Since such time he has also been President and Chief Executive Officer of Shield- Tech Products Inc., an environmental products company which Mr. Farley founded. In December 2000, he resigned as officer of Shield-Tech Products, Inc. to work full time for Mind Your Own Skin Products, Inc. Mr. Farley has undertaken training courses in public speaking skills, financial analysis, marketing, negotiating, management and labor relations.

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

GEORGE W. ROADMAN has worked in the Pharmaceutical/Healthcare industry for nearly 30 years. He held progressively more responsible sales, marketing and general management positions at a number of leading companies including, Abbott Laboratories, AstraZeneca, Baxter Laboratories, Bristol Myers Squibb, Eli Lilly and TAP. George played a major role in the launch of more than 200 products with sales of several billion dollars. He was responsible for creating a brand new division of a major company. Under his leadership, it grew to $250 million in sales and more than 200 employees. George managed the launch of a cardiovascular product that is currently the number one product in its class and has annual sales of nearly $2 billion. In addition, he led teams that evaluated hundreds of products and reached agreements to buy or sell many of them. George is very experienced and especially skilled in general management, product management, product positioning, sales and sales management, market research, training, pricing, and strategic planning. George holds an undergraduate degree in Economics from the University of Pennsylvania and a Master of Business Administration from the Colgate Darden School at the University of Virginia.

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

III-2

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

JAMES W. HANEY was engaged by the company in April 2003 to serve as a consultant to the Company with responsibility for providing advice regarding Manufacturing and Distribution, assist in the development of strategic business plan, liaise with potential joint venture or strategic partners, liaison with local government and regulatory bodies as well as country by country strategic business evaluation as required. From 1965 to1998, Mr. Haney worked for Paco Pharmacutical Services (“Paco”), a public contract manufacturing company that serviced the Phamacutical Health and Beauty Care Industry. From 1975 to 1998, he served as an Executive, as Operations Manager to President and Chief Operating Officer and Director for Paco and was responsible for overseeing the facilities in Philadelphia, Pa., N. J., Chicago IL., and Puerto Rico.

Mr. Haney graduated from the University of Pennsylvania Wharton School of Business in 1968.

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

III-3

DARRELL STEVENSis currently employed with AmerisourceBergen Drug Company ("ABC") and has held various executive positions since joining the company in 2000. Mr. Stevens was the Director of Strategic Accounts whose responsibilities included gaining new accounts for ABC, in addition to managing ABC's strategic national drug and grocery store chains that were headquartered in the west region, which included Longs Drug Stores and Raley's Food. Mr. Stevens also held the title of Regional Vice President of Retail Sales for the Northwest Region. The responsibilities for this position included managing ABC's strategic relationship with key retail accounts in the region that totaled over $2 billion in sales. These accounts encompassed the following types of accounts: chain drug stores, food stores, mass merchandisers, buying groups, and independent drug stores. From 1997 to 2000, Mr. Stevens was the Vice President of Sales and Operations for Wow! Laboratories, a new start-up company that manufactured and distributed a new plaque fighting breath freshener. Mr. Stevens was responsible for all manufacturing, procurement, logistics and sales. From 1995 to 1997, Mr. Stevens acted as the Regional Vice President for the western region of Cardinal Health Drug Company. In this position, he was responsible for sales, P&L, and operations for eight distribution centers. The region had annual revenue of over $2 billion and sold to hospitals, HMO's, chain drug stores, mass merchandisers and independent drug stores. From 1977 to 1995, Mr. Stevens was the Vice President of Operations and Procurement of Bergen Brunswig Drug Company. As VP of Operations and Procurement, he was responsible for the daily operations of the distribution centers, inventory management, automation and inventory data processing. Other positions held at Bergen Brunswig were Division Manager, Sales Manager, Salesman and Merchandiser.

WILLIAM DOUGLAS ERNSBERGER is currently employed with AmerisourceBergen Corporation as the Director of Business Development. AmerisourceBergen Corporation is a $40 billion leader in the healthcare distribution and pharmaceutical services industry. ABC is a provider of solutions to the retail pharmacy markets, health systems, and specialty products to managed care. Since his initial employment in 2000, Mr. Ernsberger’s responsibilities have included developing new customer relations with National and Regional Strategic Accounts that are currently non-ABC customers and working with ABC’s subsidiaries to build customized solutions for prospective retailers that provide unique profit and operational efficiencies. In 2001, Mr. Ernsberger was recognized as the AmerisourceBergen Director of the year for Business Development. From 1998 to 2000, Mr. Ernsberger acted as the Vice President of Business Development of Crossmark; a $500 Million diversified sales & marketing company specializing in consumer products to all retail trade classes. Mr. Ernsberger’s responsibilities included building new client business using our expertise in selection of trade channels and marketing plans for MARKATEC, a division of Crossmark. From 1996 to 1998, Mr. Ernsberger worked for ConAgra Foods, Inc. as a District Sales Manager; and from 1984 to 1996, he was the Executive Vice President of Allegiance Brokerage Company in Charlotte, NC where he managed the retail operations that included 208 sales people in a seventeen South-eastern States and created Integrated Marketing Services (IMS), a separate cross-functional marketing support system for Allegiance and outsourcing menu to manufacturers. Mr. Ernsberger received his Bachelor of Science and Business Administration in 1977 from the University of North Carolina at Chapel Hill.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending May 31, 2006.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

III-4

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following information relates to compensation received by our officers in fiscal year ending May 31, 2006, 2005, 2004, and 2003 whose salary and compensation exceeded $100,000. In fiscal year ending May 31, 2003, John Farley, our President, Chief Executive Officer and director received $103,138 in compensation. This was all in the form of cash salary. In fiscal year ending May 31, 2004, John Farley, our President, Chief Executive Officer and director received $102,000 in compensation. In fiscal year ending May 31, 2005, John Farley, our President, Chief Executive Officer and director received $102,000 in compensation. In fiscal year ending May 31, 2006, John Farley, our Chief Executive Officer and Chairman of the Board received $102,000 in compensation.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options

John Farley	2006	$102,000	0	0	0	2,500,000
Chairman of the Board and CEO	2005	$102,000	0	0	0	250,000
	2004	$102,000	0	0	0	1,200,000
	2003	$103,138	0	0	0	0

Chuck Austin	2006	$90,000	0	0	0	500,000
Secretary and CFO	2005	$90,000	0	0	0	250,000
	2004	$90,000	0	0	0	300,000
	2003	$74,957	0	0	0	0

Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal year ended May 31, 2006.

OPTIONS GRANTS IN PRESENT FISCAL YEAR

(Commencing June 1, 2004)

(Individual Grants)

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in last fiscal year	Exercise or base Price ($/Share)	Expiration Date

John Farley (1)	1,200,000 (4)	46.15%	(5)	June 24, 2009
John Farley (2)	250,000	9.62%	(6)	March 6, 2010
John Farley (3)	2,500,000(7)	25%	(6)	April 3, 2011
Chuck Austin (1)	300,000	11.54%	(6)	June 24, 2009
Chuck Austin (2)	250,000	9.62%	(6)	March 6, 2010
Chuck Austin (3)	500,000	5%	(6)	April 3, 2011

III-5

(1)	Options issued from the 2004 Stock Option Plan.
(2)	Options issued from the 2005 Stock Option Plan.
(3)	Options issued from the 2006 Stock Option Plan.
(4)	Includes 200,000 options issued to Lorie Campbell-Farley, John’s wife and an employee.
(5)

The exercise price for 1,000,000 options granted to John Farley is 110% of the fair market value of our common stock on the grant date. The other 200,000 options granted to Lorie Campbell-Farley is 100% of the fair market value of our common stock on the grant date.

(6)	The exercise price for the options granted is 100% of the fair market value of our common stock on the grant date.
(7)	Includes 500,000 options issued to Lorie Campbell-Farley, John’s wife and an employee.

AGGREGATED OPTION EXERCISES IN PRESENT FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal year ending May 31, 2006, by the executive officer named in the Summary Compensation Table.

Name	Shares acquired on exercise (#)	Value realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year- End($)(1) Exercisable/ Unexercisable

None

Employment Contracts

We presently have employment agreements with our officers. The summary of such employment agreements is as follows:

John Farley: Effective May 1, 2003, we entered into an agreement with Mr. Farley to act as our President and Chief Executive Officer. On January 17th, 2006 Mr. Farley agreed to a larger role by accepting the role of Chairman and Chief Executive Officer. His compensation is as follows: (i) Salary: $102,000 per year. At the end of the initial year, our Compensation Committee will review the salary amount and determine whether to recommend a salary increase; (ii) Bonus: discretionary 10% bonus based on salary which is at the sole option of us; (iii) stock options: based on our stock option plan for the year of employment, Mr. Farley shall receive 71% of the total shares issued under our stock option plan; (iv) automobile provided with a value between Cdn$40,000 to Cdn$50,000. Mr. Farley can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Farley’s agreement, with or without cause. If this happens in the first 18 months of employment, we owe him 2 years salary; if this happens after 18 months, we owe him an amount increasing equally each month until we reach $2,000,000.

George Roadman: Effective January 17, 2006, we entered into a two year agreement with Mr. Roadman to act as our President and Chief Operating Officer. His compensation is as follows: (i) Salary: $90,000 per year. (ii) Fundraising Bonus: 2% of funds raised. (iii) Sales Bonus: 2% of net sales *Payable as 30% cash / 70% stock grants; 5% bonus on sale of a specific market or indication/application; 2% of the proceeds of the sale of AVVAA; 20% of bonus earned folded into next year’s base salary; Bonus from fundraising/sales will be capped at $250,000. Mr. Roadman can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Roadman’s agreement, with or without cause. One month of severance will be earned for every 2 months worked up to a maximum of 2 years.

 III-6

Charles Austin: Effective May 1, 2003, we entered into an agreement with Mr. Austin to act as our Chief Financial Officer (and it originally stated our Manager of Planning and Development; we appointed Mr. Austin our Secretary). His compensation is as follows: (i) Salary: $90,000 per year. At the end of the initial year, our Compensation Committee will review the salary amount and determine whether to recommend a salary increase; (ii) Bonus: discretionary bonus, at the sole option of us; (iii) stock options: in the sole discretion of the Compensation Committee; (iv) automobile provided with a value between Cdn$40,000 to Cdn$50,000. On a one-time basis, we paid Mr. Austin 250,000 of our shares. Mr. Austin can terminate the agreement upon 6 months prior notice to us. We can terminate Mr. Austin’s agreement, with or without cause. If this happens in the first 18 months of employment, we owe him 2 years salary; if this happens after 18 months, we owe him an amount increasing equally each month until we reach $750,000.

James Haney: Effective April 2003, we signed a 2 year consulting agreement with James Haney. Mr. Haney's responsibility under the agreement is to provide us with advice regarding Manufacturing and Distribution, assist in the development of strategic business plan, liaise with potential joint venture or strategic partners, liaison with Local government and regulatory bodies as well as country by country strategic business evaluation as required. Mr. Haney's fees vary but were originally set at $6,500 per month for the first year of the contract. Mr. Haney also received 250,000 shares of our common stock. Finally, Mr. Haney is entitled to a one-time fee of $25,000 upon our completion of funding. The agreement provides for a 90-day termination period before the end of the initial 2-year term or any 1-year term thereafter. The agreement is then renewable on an annual basis for a 10-year period after the initial 2-year term.

Dr. Mark Alden: In April 2003, we signed a 2-year consulting agreement with Dr. Mark Alden. Dr. Alden’s responsibility under the agreement is to provide us with research and development of new and existing products; develop and implement a research and development plan; liaison with local government and regulatory bodies; set up and oversee the operation of a team of medical advisors, as required; and conduct and complete all clinical trials as required. Dr. Alden’s fees vary but were originally set at $6,500 per month for the first year of the contract. Dr. Alden also received 250,000 shares of our common stock. Finally, Dr. Alden is entitled to a one-time fee of $25,000 upon our completion of funding. The agreement provides for a 90-day termination period before the end of the initial 2-year term or any 1-year term thereafter. The agreement is then renewable on an annual basis for a 10-year period after the initial 2-year term.

 Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of September 13, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of Class (3)

John Farley	4,317,000(2)	6.55%
Box 459, 1710 Shuswap Ave,	8,867,000(4)		1.8%
Lumby, BC, Canada V0E 2G0

Charles Austin	387,500	*
Box 459, 1710 Shuswap Ave,	1,437,500(5)		*
Lumby, BC, Canada V0E 2G0

III-7

Dr. Mark Alden	524,500	*
Box 459, 1710 Shuswap Ave,	1,474,500(6)		*
Lumby, BC, Canada V0E 2G0

James MacDonald	40,000 (8)	*
Box 459, 1710 Shuswap Ave,	740,000(7)		*
Lumby, BC, Canada V0E 2G0

George Roadman	0	*
Box 459, 1710 Shuswap Ave,	1,000,000(9)		*
Lumby, BC, Canada V0E 2G0

James Haney	67,500	*
Box 459, 1710 Shuswap Ave,	817,500(10)		*
Lumby, BC, Canada V0E 2G0

William Douglass Ernsberger	0	*
Box 459, 1710 Shuswap Ave,	250,000(11)		*
Lumby, BC, Canada V0E 2G0

Darrell Stevens	0	*
Box 459, 1710 Shuswap Ave,	500,000(12)		*
Lumby, BC, Canada V0E 2G0

Officers and Directors as a Group (4)	6,652,000	10.1%
	15,086,500		20.3%

• - Less than 1%

(1)	Based on 65,866,854 shares issued and outstanding as of September 13, 2006
(2)	Includes 610,000 shares held by Lorie Campbell-Farley, Mr. Farley’s wife.
(3)

Based on 74,301,354 shares issued and outstanding assuming the inclusion of 8,434,500 shares issuable upon exercise of options granted in our 2004, 2005, and 2006 Stock Option Plans are exercised and issued.

(4)

Includes 3,550,000 shares underlying options issued to John Farley and 1,000,000 options issued to Lorie Campbell-Farley. In addition, 300,000 shares owned by Mr. Farley, included in this amount, are being held as security by a third party against a share loan.

(5)	Includes 1,050,000 shares underlying options issued to Charles Austin.
(6)	Includes 950,000 shares underlying options issued to Dr. Mark Alden.
(7)	Includes 700,000 shares underlying options issued to James MacDonald.
(8)	Includes 40,000 shares held by Louise MacDonald, Mr. McDonald’s wife.
(9)	Includes 1,000,000 shares underlying options issued to George Roadman.
(10)	Includes 750,000 shares underlying options issued to James Haney
(11)	Includes 250,000 shares underlying options issued to William Douglass Ernsberger.
(12)	Includes 500,000 shares underlying options issued to Darrell Stevens.

III-8

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

There are no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B apart from the following:

Related Party Advances and Transactions

		May 31, 2006 $	May 31, 2005 $

(a)	Balances

(i)	Shield-Tech Products Inc.	507,765	445,588
(ii)	Directors and/or officers	920,930	599,719
(iii)	Due to former officer	56,438	49,528

		1,485,133	1,094,835

(b)	Transactions

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

(iv)	Six directors/officers were paid/accrued $459,588 for the year ended May 31, 2006 (2005 – $599,719) for consulting services rendered.

None of the directors, executive officers nor any member of the immediate family of any director or executive officer has been indebted to us since its inception. We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners.

III-9

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

III-10

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

3.1	Articles of Incorporation and Amendments (1)
3.2	By-Laws (1)
4.1	2005 Stock Option Plan (1)
4.2	2004 Stock Option Plan (1)
10.1	Subscription Agreement for $1,100,000 Financing (1)
10.2	Form of Convertible Note (1)
10.3	Form of Class A Common Stock Purchase Warrant (1)
10.4	Form of Class B Common Stock Purchase Warrant (1)
10.5	Form of Class C Common Stock Purchase Warrant (1)
10.6	Form of Class D Common Stock Purchase Warrant (1)
10.7	John Farley Employment Agreement (1)
10.8	Charles Austin Employment Agreement (1)
10.9	Dr. Mark Alden Consulting Agreement (1)
10.10	Crossfire Network, Inc. Agreement (1)
10.11	Summit Laboratories, Inc. Agreement (1)
10.12	Natures Formulae Health Products Ltd. Agreement (1)
10.13	License Agreement between Stalwart United Participations Limited and Mind Your Own Skin Products Inc. dated September 20, 1999. (2)
10.14	License Agreement between Stalwart United Participations Limited and Mind Your Own Skin Products Inc. dated February 1, 2002. (2)
10.15	Promissory Note to Shield-Tech Products, Inc. (2)
10.16	Modification and Amendment Agreement (3)
10.17	Subscription Agreement for $2,000,000 Financing (4)
10.18	Form of Convertible Note (4)
10.19	Form of Warrant (4)
10.20	Consulting Agreement with National Financial Communications Corp. (4)

(1) Filed with the initial Form SB-2 Registration Statement on May 5, 2005 (SEC File No. 333-124667).

(2) Filed with Amendment No. 1 to Form SB-2 Registration Statement on June 22, 2005 (SEC File No. 333-124667).

(3) Filed with Amendment No. 2 to Form SB-2 Registration Statement on September 20, 2005 (SEC File No. 333-124667).

(4) Filed with Form SB-2 Registration Statement on May 19, 2006 (SEC File No. 333-134321).

(b) Reports on Form 8-K

IV-1

On March 31, 2006, we filed a Form 8K related to the financing agreement for $2,000,000 with private investors.

On May 1, 2006, we filed a Form 8K related to our change in auditors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended May 31, 2006 and 2005, we were billed $99,800 and $35,632 for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal years ended May 31, 2006 and 2005, we were billed $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning, respectively.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended May 31, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/	John Farley
JOHN FARLEY
CHIEF EXECUTIVE OFFICER
AND DIRECTOR

Dated:	September 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ JOHN FARLEY JOHN FARLEY	Chief Executive Officer and Board Chairman	September 13, 2006

/S/ GEORGE ROADMAN	President and Chief Operations Officer	September 13, 2006
GEORGE ROADMAN

/S/ CHARLES AUSTIN CHARLES AUSTIN	Secretary, Chief Financial Officer, Chief Accounting Officer, and Director	September 13, 2006

/S/ JAMES HANEY JAMES HANEY	Vice President Manufacturing and Director	September 13, 2006

/S/ DR. MARK ALDEN DR. MARK ALDEN	Director	September 13, 2006

/S/ JAMES MACDONALD JAMES MACDONALD	Director	September 13, 2006

/S/ DARRELL STEVENS	Director	September 13, 2006
DARRELL STEVENS

/S/ WILLIAM DOUGLAS ERNSBERGER	Director	September 13, 2006
WILLIAM DOUGLAS ERNSBERGER