Form 10QSB
period 2006-08-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2006-10-16
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 16, 2006, we had 65,866,854 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2006. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2006 are not necessarily indicative of results that may be expected for the year ending May 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)

	August 31,	May 31,
	2006 $	2006 $
	(Unaudited)
Assets

Current Assets
Cash	129,643	627,163
Accounts receivable, net of allowance of $Nil (May 31, 2006 $Nil)	11,530	12,026
Inventory (Note 3)	345,709	352,387
Prepaid expenses and deposits	19,032	8,103

Total Current Assets	505,914	999,679

Property and Equipment (Note 5)	323,861	328,410

Website Development Costs (Note 6)	3,705	4,458

Deferred Financing Fees	342,818	379,852

Total Assets	1,176,298	1,712,399

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	700,333	656,259
Accrued liabilities	479,704	362,701
Convertible notes, less unamortized discount of $1,327,611 and $1,587,007, respectively (Note 7)	850,089	705,693
Due to related parties (Note 8)	1,475,981	1,485,133
Other advances (Note 9)	210,126	219,399
Mortgages payable (Note 10)	316,656	317,749

Total Current Liabilities	4,032,889	3,746,934

Commitments and Contingencies (Notes 1, 15 and 16)
Subsequent Events (Note 19)

Stockholders’ Deficit

Common Stock - 750,000,000 and 100,000,000 shares authorized, respectively, at $0.001 par value; 64,209,762 and 55,970,240 issued and outstanding, respectively	64,210	55,971

Additional Paid-in Capital	10,290,483	9,924,253

Deferred Compensation	(634,684)	(854,035)

Accumulated Other Comprehensive Loss	(143,872)	(147,373)

Deficit Accumulated During the Development Stage	(12,432,728)	(11,013,351)

Total Stockholders’ Deficit	(2,856,591)	(2,034,535)

Total Liabilities and Stockholders’ Deficit	1,176,298	1,712,399

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(Unaudited)
	Accumulated
	from
	March 25, 1999
	(Date of Inception)	For the Three Months Ended
	to August 31,	August 31,
	2006 $	2006 $	2005 $ (Restated - See Note 20)

Sales	55,173	14,086	19,581

Cost of Sales	60,115	12,915	10,451

Gross Profit	(4,942)	1,171	9,130

Operating Expenses

Depreciation and amortization	51,356	6,958	4,098
Impairment loss on assets	310,898	-	-
Research and development	1,158,460	44,448	22,312
Selling, general and administrative	9,001,202	1,017,314	542,395

Total Operating Expenses	10,521,916	1,068,720	568,805

Net Loss from Operations	(10,526,858)	(1,067,549)	(559,675)

Debt Issue Costs	(226,783)	(37,034)	(40,230)
Gain on Settlement of Debt	13,317	-	-
Interest Expense	(1,710,232)	(314,794)	(199,151)
Other Income	17,828	-	-

Net Loss	(12,432,728)	(1,419,377)	(799,056)

Other Comprehensive gain (loss)

Foreign currency translation gain (loss)	(143,872)	3,501	(13,353)

Comprehensive Loss	(12,576,600)	(1,415,876)	(812,409)

Net Loss Per Share - Basic and Diluted		(0.02)	(0.02)

Weighted Average Common Shares Outstanding		61,786,152	35,794,872

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(Unaudited)
	Accumulated from March 25, 1999 (Date of Inception)	For the Three Months Ended August 31,
	to August 31,
	2006 $	2006 $	2005 $ (Restated - See Note 20)
Operating Activities

Net loss	(12,432,728)	(1,419,377)	(799,056)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation and other stock-based compensation	4,281,646	475,400	213,400
Depreciation and amortization	51,356	6,958	4,098
Non-cash interest and debt issue costs	1,826,463	342,065	222,245
Gain on settlement of debt	(13,317)	-	-
Impairment loss on assets	310,898	-	-
Recapitalization costs	(115,730)	-	-
Changes in non-cash working capital items
Accounts receivable	(10,310)	444	(583)
Inventory	(190,173)	5,391	(86,456)
Prepaid expenses and deposits	(11,853)	(10,749)	84,326
Accounts payable and accrued liabilities	1,314,864	119,489	75,515

Net Cash Used In Operating Activities	(4,988,884)	(480,379)	(286,511)

Investing Activities
Website development costs	(7,798)	-	-
Patent protection costs	(11,378)	-	-
Advance royalty deposits	(220,000)	-	-
Purchase of property and equipment	(51,588)	(2,786)	(15,047)

Net Cash Used In Investing Activities	(290,764)	(2,786)	(15,047)

Financing Activities
Advances from (repayment to) others	202,385	(9,010)	10,951
Advances from (repayment to) related parties	1,684,649	(7,851)	68,811
Proceeds from convertible notes	2,700,000	-	140,000
Debt issue costs	(320,100)	-	(10,500)
Proceeds from issuance of common stock	1,235,637	-	-

Net Cash (Used in) Provided by Financing Activities	5,502,571	(16,861)	209,262

Effect of Exchange Rate Changes on Cash	(93,280)	2,506	6,532

Change in Cash	129,643	(497,520)	(85,764)

Cash - Beginning of Period	-	627,163	112,995

Cash - End of Period	129,643	129,643	27,231

Supplementary cash flow information (Note 17)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(expressed in U.S. Dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Capital $	Compensation $	Loss $	Stage $	Total $

Balance - May 31, 2006	55,970,240	55,971	9,924,253	(854,035)	(147,373)	(11,013,351)	(2,034,535)

Stock issued pursuant to conversion of convertible notes	8,239,522	8,239	110,180	-	-	-	118,419
Value of stock options granted	-	-	256,050	-	-	-	256,050
Amortization of deferred compensation	-	-	-	219,351	-	-	219,351
Foreign currency translation adjustment	-	-	-	-	3,501	-	3,501
Net loss for the period	-	-	-	-	-	(1,419,377)	(1,419,377)

Balance at August 31, 2006	64,209,762	64,210	10,290,483	(634,684)	(143,872)	(12,432,728)	(2,856,591)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2006, the Company has not recognized significant revenue, has a working capital deficit of $3,526,975 and has accumulated operating losses of $12,432,728 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.  Summary of Significant Accounting Principles

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements are expressed in United States dollars and have been prepared by the Company in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2006, included in the Company’s Annual Report on Form 10-KSB, filed on September 14, 2006, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mind Your Own Skin Products Inc., AVVAA World Health Care Products (Canada) Ltd. and 648311 B.C. Ltd. All inter-company accounts and transactions have been eliminated.

(c)	Use of Estimates

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

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Accounts Receivable

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

(f)	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk include cash and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(g)	Inventory

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

(h)	Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method. The annual depreciation rates in years are as follows:

Building	20
Computer equipment	3
Moulds	3
Office equipment	3

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

(i)	Website Development Costs

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

(j)	Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the three months ended August 31, 2006 and 2005 were $44,448 and $22,312, respectively.

(k)	Long-lived Assets

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

(l)	Foreign Currency Translation

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

(m)	Deferred Financing Costs

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

(n)	Revenue Recognition

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

(o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

(p)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 14,100,000 and 4,300,000 for the three months ended August 31, 2006 and 2005, respectively, have been excluded from the above calculations as they would be anti-dilutive. Outstanding warrants for the three months ended August 31, 2006 and 2005 were 66,318,348 and 18,164,284 warrants, respectively, and shares issuable on the conversion of convertible notes have also been excluded from the above calculations as they would be anti-dilutive.

(q)	Financial Instruments

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

(r)	Income Taxes

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

(s)	Stock-based Compensation

Effective March 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting the remaining service period of awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. No such pro forma disclosures have been made in these financial statements as no options were granted during the three month period ended August 31, 2005.

(t)	Recent Accounting Pronouncements

In February, 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March, 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

(u)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.  Inventory
	August 31, 2006	May 31, 2006
	Net Carrying Value	Net Carrying Value
	$	$

Raw materials	162,427	162,447
Finished goods	183,282	189,940

	345,709	352,387

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
August 31, 2006
(Unaudited)

4. Distribution Agreement (continued)

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

5.  Property and Equipment

			August 31, 2006	May 31, 2006
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
	$	$	$	$

Land	24,031	-	24,031	24,114
Building	300,960	15,049	285,911	290,673
Computer equipment	17,168	12,039	5,129	6,545
Moulds	7,826	3,260	4,566	5,235
Office equipment	5,609	1,385	4,224	1,843

	355,594	31,733	323,861	328,410

6.  Website Development Costs

			August 31, 2006	May 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
	$	$	$	$

Website development costs	8,856	5,151	3,705	4,458

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

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

(a) (iv) In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $660,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the three months ended August 31, 2006, interest expense of $nil (August 31, 2005, as restated - $166,356) has been accreted. At May 31, 2006, $340,000 of the $660,000 convertible notes had been converted into common shares leaving a balance of $320,000. In the three months ended August 31, 2006 an additional $100,000 was converted into common shares leaving a balance of $220,000.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

7.  Convertible Notes (continued)

(a) (v) There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above and without warrants). For the $49,500 in convertible notes, the Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $49,500 resulting from the difference between the stated value and carrying value at the date of issuance. During the three months ended August 31, 2006, interest expense of $nil (August 31, 2005, as restated - $4,537) has been accreted.

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

The Company will record interest expense over the term of the convertible notes of $140,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the three months ended August 31, 2006, interest expense of $23,067 (August 31, 2005, as restated - $11,123) has been accreted to increase the carrying value to $140,000 at August 31, 2006 in accordance with EITF 00-27. At May 31, 2006, $6,364 of the $140,000 convertible notes had been converted into common shares leaving outstanding principal of $133,636 with a carrying value of $110,569. In the three months ended August 31, 2006 an additional $5,000 was converted into common shares leaving a balance of $128,636.

(a) (vii) On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7 (a)(ii). The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $493,200 convertible notes issued of $213,566 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $279,634 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $493,200 resulting from the difference between the stated value and carrying value at the date of issuance. During the three months ended August 31, 2006, interest of $127,205 (August 31, 2005 - $nil) has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. At May 31, 2006, $3,636 of the $493,200 convertible notes had been converted into common shares leaving outstanding principal of $489,564 with a carrying value of $179,731. In the three months ended August 31, 2006 an additional $10,000 was converted into common shares leaving outstanding principal of $479,564 with a carrying value of $296,936.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

7. Convertible Notes (continued)

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

(b) (iii) On May 30, 2006 the Company’s solicitors received a letter from the SEC indicating that the SEC would not be reviewing the SB-2 and indicating that the filing could not "go effective" until the Company had increased its Authorized Capital. On July 26, 2006, the Company increase the authorized capital from 100,000,000 to 750,000,000 shares.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

7. Convertible Notes (continued)

(b) (iv) On March 27, 2006, the Company received the first tranche of $700,000 and on May 23, 2006, the Company received the second tranche of $600,000. The Company has issued callable secured convertible notes totalling $1,300,000. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion feature of $619,824 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $680,176 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of seven years, a risk free interest rate of 4.61% and 4.89%, an expected volatility of 164%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $1,300,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $1,300,000 at maturity. Interest expense for the three months ended August 31, 2006 on principal of $1,300,000 totalling $109,124 has been accreted increasing the carrying value of the convertible notes to $155,017 as at August 31, 2006 (May 31, 2006 - $45,893).

(c) During the three months ended August 31, 2006, interest of $43,924 was accrued on the convertible notes. During the three months ended August 31, 2006, convertible notes with a principal amount of $115,000 and accrued interest of $3,419 were converted into 8,239,522 shares of common stock.

(d) The Company incurred and deferred debt issue costs of $569,600 pertaining to convertible notes to be amortized over the related terms to maturity, of which $369,600 was paid by cash proceeds of financing arrangements and a further $200,000 was accrued for warrants to be issued as placement agent fees. During the three months ended August 31, 2006, $37,034 (2005 - $39,818) has been charged to debt issue costs. At August 31, 2006 the balance remaining to be charged to operations totalled $342,818 (May 31,2005- $ 379,852).

8.  Related Party Balances/Transactions
		August 31, 2006 $	May 31, 2006 $

(a)	Balances

(i)	Shield-Tech Products Inc.	506,019	507,765
(ii)	Directors and/or officers	913,717	920,930
(iii)	Due to former officer	56,245	56,438

		1,475,981	1,485,133

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

8.  Related Party Balances/Transactions (continued)

(b)	Transactions

(i)
Shield-Tech Products Inc., a company in which the President of the Company has a significant influence on, conducted research and incurred development expenditures on the Company’s behalf. The advances are without interest, unsecured and due on demand.

(ii)	The advances from directors and/or officers are without interest, unsecured, and due on demand.

(iii)
The remaining amount owing to a former officer in connection with the failed acquisition of 5943609 B.C. Ltd. (dba Mystic Mountain Body and Spa Products) (“Mystic”) in fiscal 2004 are secured by promissory notes, non-interest bearing and due on demand. The Company and Mystic decided to terminate the acquisition agreement in fiscal 2004 but have not yet settled the terms.

(iv)	Six directors/officers were paid/accrued $129,000 for the three months ended August 31, 2006 (August 31, 2005 - $106,500) for consulting services rendered.

9.  Other Advances

(a) The Company received advances from a non-related party totalling $114,000 to assist in research and development. The advances are due on demand, unsecured and until May 31, 2005, accrued interest at prime plus 1% per annum. As at May 31, 2005, $40,033 of interest had been accrued on these advances and included in other advances. Subsequent to May 31, 2005, the amount is non-interest bearing.

(b)
On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of Cdn$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received Cdn$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid Cdn$30,000 and during the three months ended August 31, 2006, the Company repaid Cdn$10,000, leaving a balance of $56,093 (Cdn$62,000) remaining as at August 31, 2006.

110. Mortgages Payable

	August 31, 2006 $	May 31, 2006 $

Mortgage payable (Cdn$211,250) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9.95% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,913, and maturing on September 1, 2006	191,125	191,785

Mortgage payable (Cdn$138,750) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 15% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,734, and maturing on September 1, 2006	125,531	125,964

	316,656	317,749

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

11. Common Stock

(a)	Authorized Shares

On July 26, 2006, at the Annual Meeting of Shareholders, the shareholders approved the increase in the Company’s authorized common shares from 100,000,000 to 750,000,000, with no change in par value.

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

During the fiscal year ended May 31, 2006, the Company issued 11,000,000 shares of common stock to various consultants at a fair value of $750,000 for services to be rendered over one year. During the three months ended August 31, 2006, the Company recognized compensation expense of $219,350 in operations.

During the three months ended August 31, 2006, the Company issued 8,239,522 shares of common stock pursuant to the conversion of $115,000 in convertible notes payable and $3,420 in accrued interest as described in Note 7(c).

12. Stock Options

On November 23, 2005, the Board of Directors granted 900,000 stock options from the 2004 and 2005 Stock Option Plans to employees and non-employees pursuant to the above at a grant date fair value of $0.065 per option. The Company charged stock-based compensation expense of $12,467 for non-employees to operations.

On April 4, 2006 the Company's Board of Directors approved a 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons. The exercise price shall be 100% of the Fair Market Value per common share for all eligible participants on the Grant Date. The Board approved the issue of 7,350,000 shares to eligible participants. The term of the Options is for five years and the Stock options will expire on April 3, 2011. The Options could not be issued and the Stock Incentive Plan registered with the SEC until it was approved by the Company's Shareholders, which was done with a resolution at the Annual Meeting on July 26, 2006.

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

12. Stock Options (continued)

A summary of the changes in the Company’s stock options is presented below:

	August 31, 2006		May 31, 2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning of period	5,200,000	0.22	4,300,000	0.25
Granted	8,900,000	0.032	900,000	0.07
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-

Balance, end of period	14,100,000	0.09	5,200,000	0.22

Additional information regarding stock options outstanding as at August 31, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options	Weighted average exercise price $

0.00 - 0.07	9,800,000	4.84	0.03	9,800,000	0.03
0.08 - 0.15	1,400,000	3.52	0.15	1,400,000	0.15
0.16 - 0.30	1,600,000	2.82	0.28	1,600,000	0.28
0.31 - 0.45	1,300,000	2.53	0.33	1,300,000	0.33

	14,100,000	4.27	0.09	14,100,000	0.09

13. Stock-based Compensation

During the three months ended August 31, 2006, the Company recognized stock-based compensation of $256,050 (August 31, 2005 - $nil) in accordance with SFAS 123(R). The weighted average fair value of options granted during the three months ended August 31, 2006 is $0.03 per option.

No options were granted in the three months ended August 31, 2005. In the three months ended August 31, 2006, the fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the Three Months Ended August 31, 2006 $

Expected dividend yield	0%
Risk-free interest rate	4.89%
Expected volatility	300%
Expected option life (in years)	5
Expected forfeiture rate	4%

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

14. Stock Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

	For the Three Months Ended August 31, 2006		For the Year Ended May 31, 2006

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
				$$

Balance, Beginning of Period	66,318,348	0.22	18,005,471	0.25
Granted	-	-	53,743,348	0.20
Exercised	-	-	-	-
Forfeited/Expired	-	-	(5,430,471)	0.42

Balance, End of Period	66,318,348	0.22	66,318,348	0.22

As at August 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

200,000	0.38	July 29, 2007
4,125,000	0.20	April 5, 2010
3,093,750	0.25	April 5, 2010
3,093,750	0.30	April 5, 2010
2,062,500	0.45	April 5, 2010
1,129,761	0.20	August 2, 2010
847,321	0.25	August 2, 2010
847,321	0.30	August 2, 2010
564,881	0.45	August 2, 2010
4,784,688	0.20	January 17, 2011
3,588,516	0.25	January 17, 2011
3,588,516	0.30	January 17, 2011
2,392,344	0.45	January 17, 2011
26,000,000	0.16	March 27, 2013
10,000,000	0.16	May 23, 2013

66,318,348

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

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

(f)
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
August 31, 2006
(Unaudited)

15. Commitments (continued)

(g)
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

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to the former Vice President of $131,458 recorded in its books as at August 31, 2006. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, the former Vice President has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from the former Vice President and E-Clarity Consulting Inc.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

17. Supplementary Cash Flow Information

	Accumulated from March 25, 1999 (date of inception) to	For the Three Months Ended August 31,
	August 31,
	2006 $	2006 $	2005 $

Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	-	-
Mortgage proceeds to acquire land and building	294,836	-	294,836
Promissory notes issued to acquire assets	73,346	-	-
Shares issued to settle debt	507,442	-	-
Shares issued for consulting fees and services	3,490,888	-	-
Shares issued to purchase inventory	120,000	-	-
Shares issued to settle related party debt	349,800	-	-
Deferred financing fees payable	200,000	-	-
Shares issued for conversion of notes payable and accrued interest	824,811	118,419	-

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

18. Segmented Information

The Company reports in one reportable operating segment, which is the provision of skin products. The Company operates primarily from Lumby, British Columbia, Canada.

19. Subsequent Events

(a)
On September 1, 2006 the Company reached an agreement with a distributor for it’s Neuroskin for Eczema/Psoriasis product. The Company is committed to support a media advertising program with an initial cost of $22,000 and $2,500 per week for four weeks. If the distributor reaches agreed-upon sales targets in the test area, the distributor will be granted exclusivity for Spanish-language sales programs in the United States. The term of the agreement is from September 1, 2006 to August 31, 2007 with automatic annual renewals, providing both parties have met the terms of the agreement. Either party can terminate the agreement on 30 days notice.

(b)
On September 1, 2006 the Company reached an agreement with an adviser for it’s animal care line of products. The adviser is to receive a 1% commission on the first $250,000 in sales of animal care products, reducing to 0.5% commission, thereafter. The term of the agreement is from September 1, 2006 to September 30, 2007 with automatic renewals, provided both parties have met the terms of the agreement. Either party can terminate the agreement on 30 days notice.

(c)	The Company is currently in the process of renegotiating the first and second mortgages on the land and buildings serving as the corporate office which matured on September 1, 2006.

(d)
On September 26, 2006, the Company received Notice of Conversion from the private investors in connection with the April 5, 2005, $1.1 million financing. The Company issued 485,436 shares of its common stock upon the conversion of $5,000 in principle amount of the convertible debenture.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2006
(Unaudited)

19. Subsequent Events (continued)

(e)
On October 5, 2006 the Company’s SB2, in connection with the March 30, 2006, $2 million financing, was declared effective by the SEC. On October 6, 2006, the Company received the third tranche of funds, $700,000 and the Company released from escrow the callable secured convertible notes totaling $700,000. The terms and conditions of the callable secured notes are described in Note 7(b). The Company was required to have the SB2 declared effective within 120 days of the Closing Date (July 28, 2006). The Company has not received notice of liquidation damages of 2% on the entire funding amount per month.

(f)
On October 5, 2006 the Company received Notice of Conversion from the private investors in connection with the March 30, 2006, $2 million financing. The Company issued 500,000 shares of its common stock in return for the conversion of $6,500 in principal amount of the convertible debenture.

(g)
On October 10, 2006 the Company received Notice of Conversion from the private investors in connection with the March 30, 2006, $2 million financing. The Company issued 500,000 shares of its common stock in return for the conversion of $6,600 in principal amount of the convertible debenture.

(h)
On October 10, 2006 the Company issued 10,000,000 common to a consultant at a fair value of $300,000 for services to be provided from May 1, 2006 to April 30, 2007. The 10,000,000 shares were included in the Company’s recent SB2 which was declared effective by the SEC on October 5, 2006. The Company charged $75,000 to operations for the three months ended August 31, 2006.

20. Restatement

The Company has restated its consolidated financial statements for the three months ended August 31, 2005. The Company is restating the financial statements to reflect a change in the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes and the interest expense related to them. The intrinsic value decreased by $43,280 and the interest expense increased by $57,836, resulting in a net increase in net loss of $14,556.

	Three Months Ended August 31, 2005 As Reported $	Adjustment $	Three Months Ended August 31, 2005 As Restated $

Consolidated Statement of Operations

Interest Expense	(184,595)	(14,556)	(199,151)

Net loss for the period	(784,500)	(14,556)	(799,056)

There was no change to the basic and diluted net loss per share resulting from the restatement.

	Three Months Ended August 31, 2005 As Reported $	Adjustment $	Three Months Ended August 31, 2005 As Restated $

Consolidated Statement of Cash Flows

Net loss for the period	(784,500)	(14,556)	(799,056)

Non-cash interest and debt issue costs	207,689	14,556	222,245

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

As of August 31, 2006, we have a working capital deficit of $3,526,975 and have accumulated operating losses of $12,432,728 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

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

Restatement

The Company has restated its consolidated financial statements for the three months ended August 31, 2005. The Company is restating the financial statements to reflect a change in the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes and the interest expense related to them. The intrinsic value decreased by $43,280 and the interest expense increased by $57,836, resulting in a net increase in net loss of $14,556.

	Three Months Ended August 31, 2005 As Reported $	Adjustment $	Three Months Ended August 31, 2005 As Restated $

Consolidated Statement of Operations

Interest Expense	(184,595)	(14,556)	(199,151)

Net loss for the period	(784,500)	(14,556)	(799,056)

There was no change to the basic and diluted net loss per share resulting from the restatement.

	Three Months Ended August 31, 2005 As Reported $	Adjustment $	Three Months Ended August 31, 2005 As Restated $

Consolidated Statement of Cash Flows

Net loss for the period	(784,500)	(14,556)	(799,056)

Non-cash interest and debt issue costs	207,689	14,556	222,245

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED AUGUST 31, 2006 (“2006”) COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2005 (“2005”)

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2006 was $1,419,377 ($0.02 per share) compared to a net loss of $799,056 ($0.02 per share) in 2005, an increase of $620,321. The primary cause of the increased loss was the $115,643 increase in interest expense relating to the convertible notes issued and an increase of $474,919 in selling, general and administrative expenses. In addition, research and development expenditures increased by $22,136. In 2006, the Company recorded Sales of $14,086, compared to $19,581 in 2005. Cost of sales in 2006 were increased by $1,507, the invoice value of samples given to perspective customers.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended August 31, 2006, operations were primarily financed by cash on hand at May 31, 2006.  As of August 31, 2006, we had cash of $129,643 and had a working capital deficit of $3,526,975. As of the year ending May 31, 2006, we had a working capital deficit of $2,747,255.

As of August 31, 2006 we had inventory on hand of $345,709, consisting of raw materials ($162,427) and finished goods ($183,282).

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

(a) (iv) In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $660,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the three months ended August 31, 2006, interest expense of $nil (August 31, 2005, as restated - $166,356) has been accreted. At May 31, 2006, $340,000 of the $660,000 convertible notes had been converted into common shares leaving a balance of $320,000. In the three months ended August 31, 2006 an additional $100,000 was converted into common shares leaving a balance of $220,000.

(a) (v) There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above and without warrants). For the $49,500 in convertible notes, the Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $49,500 resulting from the difference between the stated value and carrying value at the date of issuance. During the three months ended August 31, 2006, interest expense of $nil (August 31, 2005, as restated - $4,537) has been accreted.

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

The Company will record interest expense over the term of the convertible notes of $140,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the three months ended August 31, 2006, interest expense of $23,067 (August 31, 2005, as restated - $11,123) has been accreted to increase the carrying value to $140,000 at August 31, 2006 in accordance with EITF 00-27. At May 31, 2006, $6,364 of the $140,000 convertible notes had been converted into common shares leaving outstanding principal of $133,636 with a carrying value of $110,569. In the three months ended August 31, 2006 an additional $5,000 was converted into common shares leaving a balance of $128,636.

(a) (vii) On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7 (a)(ii). The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $493,200 convertible notes issued of $213,566 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $279,634 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $493,200 resulting from the difference between the stated value and carrying value at the date of issuance. During the three months ended August 31, 2006, interest of $127,205 (August 31, 2005 - $nil) has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. At May 31, 2006, $3,636 of the $493,200 convertible notes had been converted into common shares leaving outstanding principal of $489,564 with a carrying value of $179,731. In the three months ended August 31, 2006 an additional $10,000 was converted into common shares leaving outstanding principal of $479,564 with a carrying value of $296,936.

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

(b) (iii) On May 30, 2006 the Company’s solicitors received a letter from the SEC indicating that the SEC would not be reviewing the SB-2 and indicating that the filing could not "go effective" until the Company had increased its Authorized Capital. On July 26, 2006, the Company increase the authorized capital from 100,000,000 to 750,000,000 shares.

(b) (iv) On March 27, 2006, the Company received the first tranche of $700,000 and on May 23, 2006, the Company received the second tranche of $600,000. The Company has issued callable secured convertible notes totalling $1,300,000. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion feature of $619,824 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $680,176 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of seven years, a risk free interest rate of 4.61% and 4.89%, an expected volatility of 164%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $1,300,000 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $1,300,000 at maturity. Interest expense for the three months ended August 31, 2006 on principal of $1,300,000 totalling $109,124 has been accreted increasing the carrying value of the convertible notes to $155,017 as at August 31, 2006 (May 31, 2006 - $45,893).

(c) During the three months ended August 31, 2006, interest of $43,924 was accrued on the convertible notes. During the three months ended August 31, 2006, convertible notes with a principal amount of $115,000 and accrued interest of $3,419 were converted into 8,239,522 shares of common stock.

(d) The Company incurred and deferred debt issue costs of $569,600 pertaining to convertible notes to be amortized over the related terms to maturity, of which $369,600 was paid by cash proceeds of financing arrangements and a further $200,000 was accrued for warrants to be issued as placement agent fees. During the three months ended August 31, 2006, $37,034 (2005 - $39,818) has been charged to debt issue costs. At August 31, 2006 the balance remaining to be charged to operations totalled $342,818 (May 31, 2005- $ 379,852).

SUBSEQUENT EVENTS

(a)
On September 1, 2006 the Company reached an agreement with a distributor for it’s Neuroskin for Eczema/Psoriasis product. The Company is committed to support a media advertising program with an initial cost of $22,000 and $2,500 per week for four weeks. If the distributor reaches agreed-upon sales targets in the test area, the distributor will be granted exclusivity for Spanish-language sales programs in the United States. The term of the agreement is from September 1, 2006 to August 31, 2007 with automatic annual renewals, providing both parties have met the terms of the agreement. Either party can terminate the agreement on 30 days notice.

(b)
On September 1, 2006 the Company reached an agreement with an adviser for it’s animal care line of products. The adviser is to receive a 1% commission on the first $250,000 in sales of animal care products, reducing to 0.5% commission, thereafter. The term of the agreement is from September 1, 2006 to September 30, 2007 with automatic renewals, provided both parties have met the terms of the agreement. Either party can terminate the agreement on 30 days notice.

(c)	The Company is currently in the process of renegotiating the first and second mortgages on the land and buildings serving as the corporate office which matured on September 1, 2006.

(d)
On September 26, 2006, the Company received Notice of Conversion from the private investors in connection with the April 5, 2005, $1.1 million financing. The Company issued 485,436 shares of its common stock upon the conversion of $5,000 in principle amount of the convertible debenture.

(e)
On October 5, 2006 the Company’s SB2, in connection with the March 30, 2006, $2 million financing, was declared effective by the SEC. On October 6, 2006, the Company received the third tranche of funds, $700,000 and the Company released from escrow the callable secured convertible notes totaling $700,000. The terms and conditions of the callable secured notes are described in Note 7(b). The Company was required to have the SB2 declared effective within 120 days of the Closing Date (July 28, 2006). The Company has not received notice of liquidation damages of 2% on the entire funding amount per month.

(f)
On October 5, 2006 the Company received Notice of Conversion from the private investors in connection with the March 30, 2006, $2 million financing. The Company issued 500,000 shares of its common stock in return for the conversion of $6,500 in principal amount of the convertible debenture.

(g)
On October 10, 2006 the Company received Notice of Conversion from the private investors in connection with the March 30, 2006, $2 million financing. The Company issued 500,000 shares of its common stock in return for the conversion of $6,600 in principal amount of the convertible debenture.

(h)
On October 10, 2006 the Company issued 10,000,000 common to a consultant at a fair value of $300,000 for services to be provided from May 1, 2006 to April 30, 2007. The 10,000,000 shares were included the Company’s recent SB2 which was declared effective by the SEC on October 5, 2006. The Company charged $75,000 to operations for the three months ended August 31, 2006.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated within the time periods specified in the Commission’s rules and forms. During the preparation of the May 31, 2006 financial statements, it was discovered that the accretion of the intrinsic value related the beneficial conversion feature of the convertible notes had been incorrectly calculated in the May 31, 2005 financial statements. All of the convertible notes were properly recorded, processed, summarized and communicated to management. The error did not occur as a result of any breach of disclosure controls but rather, as a result of incorrect application of GAAP to the accounting for the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes.

The Company’s system of disclosure controls and procedures were augmented in September 2004, through the Company obtaining accounting advice from external advisors on technical GAAP issues. The Certifying Officers believe, based on controls in place at August 31, 2006, that the Company’s control procedures at August 31, 2006 are effective.

(b) Changes in internal controls

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending August 31, 2006 and there were no such control actions taken during the quarterly period ending August 31, 2006.

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

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to Barbara Smith of $131,458 recorded in its books as at August 31, 2006. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, Barbara Smith has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from Barbara Smith and E-Clarity Consulting Inc.

Other than noted above, there is no litigation pending or threatened by or against us.

Item 2 - Changes in Securities

On July 26, 2006, the Company increase the authorized capital from 100,000,000 to 750,000,000 shares.

During the three months ended August 31, 2006, the Company issued 8,239,522 shares of common stock pursuant to the conversion of $115,000 in convertible notes payable and $3,419 in accrued interest.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On June 26, 2006, the Company filed a Preliminary Form 14A with the SEC informing the shareholders of an Annual Meeting on July 26, 2006. Included in the resolutions for approval by the Shareholders was an Amendment to the Company bylaws to increase the Authorized Capital from 100,000,000 shares to 750,000,000 shares. Also included was a resolution for approval of the 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons; to elect seven (7) directors, including the re-election of our four current directors and the election of the following three new directors: James Haney, Darrell Stevens, and William Douglas Ernsberger, to serve until the next annual meeting or until their successors are duly elected and qualified; to authorize the formation of an Audit Committee and a Compensation Committee and to ratify the members thereto; and to ratify the engagement of our new auditors, Davidson & Company LLP. On July 26, 2006, at the Annual Meeting of Shareholders, the shareholders approved all of the above actions.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits

31.1 Certification of Jack Farley, CEO 31.2 Certification of Charles Austin, CFO
32.1 Certification of Jack Farley, CEO 32.2 Certification of Charles Austin, CFO

b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ John Farley	Chief Executive Officer, Board Chairman	Dated: October 16, 2006
John Farley

By:	/s/Charles Austin	Chief Financial Officer, Chief Accounting Officer,	Dated: October 16, 2006
	Charles Austin	Secretary, and Director