Form 10QSB
period 2006-11-30
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2007-01-16
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 12, 2007, we had 131,590,326 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2006. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended November 30, 2006 are not necessarily indicative of results that may be expected for the year ending May 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)
(Unaudited)

	November 30,	May 31,
	2006 $	2006 $

Assets

Current Assets
Cash	228,442	627,163
Accounts receivable, net of allowance of $Nil (May 31, 2006 $Nil)	39,476	12,026
Inventory (Note 3)	333,495	352,387
Prepaid expenses and deposits	158,323	8,103

Total Current Assets	759,736	999,679

Property and Equipment (Note 5)	307,424	328,410

Website Development Costs (Note 6)	2,871	4,458

Deferred Financing Fees	334,386	379,852

Total Assets	1,404,417	1,712,399

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	733,974	656,259
Accrued liabilities	425,595	362,701
Convertible notes, less unamortized discount of $1,630,748 and $1,587,007, respectively (Note 7)	1,147,843	705,693
Due to related parties (Note 8)	1,447,535	1,485,133
Other advances (Note 9)	208,314	219,399
Mortgages payable (Note 10)	306,426	317,749

Total Current Liabilities	4,269,687	3,746,934

Commitments and Contingencies (Notes 1, 15 and 16)
Subsequent Events (Note 19)

Stockholders’ Deficit

Common Stock - 750,000,000 and 100,000,000 shares authorized, respectively, at $0.001 par value; 92,751,319 and 55,970,240 issued and outstanding, respectively	92,753	55,971

Additional Paid-in Capital	11,287,509	9,924,253

Deferred Compensation	(415,334)	(854,035)

Accumulated Other Comprehensive Loss	(120,107)	(147,373)

Deficit Accumulated During the Development Stage	(13,710,091)	(11,013,351)

Total Stockholders’ Deficit	(2,865,270)	(2,034,535)

Total Liabilities and Stockholders’ Deficit	1,404,417	1,712,399

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(Unaudited)
	Accumulated
	from
	March 25, 1999
	(Date of Inception)	Three Months Ended		Six Months Ended
	to November 30,	November 30,		November 30,
	2006 $	2006 $	2005 $	2006 $	2005 $
			(Restated - See Note 20)		(Restated - See Note 20)

Sales	106,311	51,138	12,548	65,224	32,129

Cost of Sales	109,615	49,500	2,901	62,415	13,352

Gross Profit	(3,304)	1,638	9,647	2,809	18,777

Operating Expenses

Depreciation and amortization	58,304	6,948	7,535	13,906	11,633
Impairment loss on assets	310,898	-	-	-	-
Research and development	1,217,247	58,787	73,188	103,235	95,500
Selling, general and administrative	9,806,023	804,821	493,437	1,822,135	1,035,832

Total Operating Expenses	11,392,472	870,556	574,160	1,939,276	1,142,965

Net Loss from Operations	(11,395,776)	(868,918)	(564,513)	(1,936,467)	(1,124,188)

Debt Issue Costs	(262,914)	(36,131)	(42,400)	(73,165)	(82,630)
Gain on Settlement of Debt	13,317	-	-	-	-
Interest Expense	(2,082,546)	(372,314)	(225,660)	(687,108)	(424,812)
Other Income	17,828	-	-	-	-

Net Loss	(13,710,091)	(1,277,363)	(832,573)	(2,696,740)	(1,631,630)

Other Comprehensive Gain (Loss)

Foreign currency translation gain (loss)	(120,107)	23,765	(15,246)	27,266	(28,599)

Comprehensive Loss	(13,830,198)	(1,253,598)	(847,819)	(2,669,474)	(1,660,229)

Net Loss Per Share - Basic and Diluted		(0.02)	(0.02)	(0.04)	(0.05)

Weighted Average Common Shares Outstanding		75,005,993	35,794,872	68,359,954	35,794,872

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(Unaudited)

	Accumulated from March 25, 1999 (Date of Inception)	For the Six Months Ended November 30,
	to November 30,
	2006 $	2006 $	2005 $ (Restated - See Note 20)
Operating Activities

Net loss	(13,710,091)	(2,696,740)	(1,631,630)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation and other stock-based compensation	4,508,676	702,430	433,498
Depreciation and amortization	58,304	13,906	11,633
Non-cash interest and debt issue costs	2,180,559	696,161	468,586
Gain on settlement of debt	(13,317)	-	-
Impairment loss on assets	310,898	-	-
Recapitalization costs	(115,730)	-	-
Shares issued for services	175,000	175,000	-
Changes in non-cash working capital items
Accounts receivable	(39,148)	(28,394)	6,411
Inventory	(189,113)	6,451	(84,811)
Prepaid expenses and deposits	(26,982)	(25,878)	93,128
Accounts payable and accrued liabilities	1,299,416	104,041	271,295

Net Cash Used In Operating Activities	(5,561,528)	(1,053,023)	(431,890)

Investing Activities
Website development costs	(7,798)	-	-
Patent protection costs	(11,378)	-	-
Advance royalty deposits	(220,000)	-	-
Purchase of property and equipment	(51,588)	(2,786)	(15,047)

Net Cash Used In Investing Activities	(290,764)	(2,786)	(15,047)

Financing Activities
Advances from (repayment to) others	202,385	(9,010)	-
Advances from (repayment to) related parties	1,667,443	(25,057)	229,939
Proceeds from convertible notes	3,400,000	700,000	140,000
Debt issue costs	(347,800)	(27,700)	(10,500)
Proceeds from issuance of common stock	1,235,637	-	-

Net Cash (Used in) Provided by Financing Activities	6,157,665	638,233	359,439

Effect of Exchange Rate Changes on Cash	(76,931)	18,855	(19,508)

Change in Cash	228,442	(398,721)	(107,006)

Cash - Beginning of Period	-	627,163	112,995

Cash - End of Period	228,442	228,442	5,989

Supplementary cash flow information (Note 17)
(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(expressed in U.S. Dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Capital $	Compensation $	Loss $	Stage $	Total $

Balance - May 31, 2006	55,970,240	55,971	9,924,253	(854,035)	(147,373)	(11,013,351)	(2,034,535)

Stock issued for services	10,000,000	10,000	290,000	-	-	-	300,000
Stock issued pursuant to conversion of convertible notes	26,781,079	26,782	193,287	-	-	-	220,069
Value of beneficial conversion feature related to the convertible notes	-	-	616,239	-	-	-	616,239
Value of stock options granted	-	-	263,730	-	-	-	263,730
Amortization of deferred compensation	-	-	-	438,701	-	-	438,701
Foreign currency translation adjustment	-	-	-	-	27,266	-	27,266
Net loss for the period	-	-	-	-	-	(2,696,740)	(2,696,740)

Balance - November 30, 2006	92,751,319	92,753	11,287,509	(415,334)	(120,107)	(13,710,091)	(2,865,270)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2006, the Company has not recognized significant revenue, has a working capital deficit of $3,509,951 and has accumulated operating losses of $13,710,091 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

2.  Summary of Significant Accounting Principles (continued)

(a)	Basis of Presentation (continued)

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

2.  Summary of Significant Accounting Principles (continued)

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the six months ended November 30, 2006 and 2005 were $103,235 and $95,500, respectively.

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

2.  Summary of Significant Accounting Principles (continued)

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

(p)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 14,450,000 and 5,200,000 for the six months ended November 30, 2006 and 2005, respectively, have been excluded from the above calculations as they would be anti-dilutive. Outstanding warrants for the six months ended November 30, 2006 and 2005 were 66,318,348 and 18,164,284 warrants, respectively, and shares issuable on the conversion of convertible notes have also been excluded from the above calculations as they would be anti-dilutive.

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

2.  Summary of Significant Accounting Principles (continued)

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

Effective March 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting the remaining service period of awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Had expense been recognized using the fair value method described in SFAS 123(R) using the Black-Scholes option-pricing model for the three month and six month periods ended November 30, 2005, the Company would have reported the following results of operations:

	Three Months Ended November 30, 2005 $ (Restated - See Note 20)	Six Months Ended November 30, 2005 $ (Restated - See Note 20)

Net loss - as reported	(832,573)	(1,631,630)
Add: Stock-based compensation expense included in net loss - as reported	220,098	433,498
Deduct: Total stock-based compensation expense determined under fair value based method	(263,734)	(477,134)

Net loss - pro forma	(876,209)	(1,675,266)

Net loss per share (basic and diluted) - as reported	(0.02)	(0.05)
Net loss per share (basic and diluted) - pro forma	(0.02)	(0.05)

(t)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

2.  Summary of Significant Accounting Principles (continued)

(u)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.  Inventory
	November 30, 2006	May 31, 2006
	Net Carrying Value	Net Carrying Value
		$$

Raw materials	162,499	162,447
Finished goods	170,996	189,940

	333,495	352,387

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

4. Distribution Agreement (continued)

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

5.  Property and Equipment

			November 30, 2006	May 31, 2006
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
		$$		$$

Land	23,255	-	23,255	24,114
Building	291,237	18,203	273,034	290,673
Computer equipment	17,168	13,456	3,712	6,545
Moulds	7,573	3,786	3,787	5,235
Office equipment	5,429	1,793	3,636	1,843

	344,662	37,238	307,424	328,410

6.  Website Development Costs

			November 30, 2006	May 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
		$$		$$

Website development costs	8,569	5,698	2,871	4,458

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
(a) (iv) In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $660,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the six month period ended November 30, 2006, interest expense of $nil (November 30, 2005, as restated - $330,904) has been accreted. At May 31, 2006, $340,000 of the $660,000 convertible notes had been converted into common shares leaving a balance of $320,000. During the six month period ended November 30, 2006 an additional $120,000 was converted into common shares leaving a balance of $200,000.

(a) (v) There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above and without warrants). For the $49,500 in convertible notes, the Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $49,500 resulting from the difference between the stated value and carrying value at the date of issuance. During the six months ended November 30, 2006, interest expense of $nil (November 30, 2005, as restated - $9,025) has been accreted. During the six month period ended November 30, 2006, principal of $10,000 was converted into common shares leaving a balance of $39,500.

7.  Convertible Notes (continued)

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

The Company will record interest expense over the term of the convertible notes of $140,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the six months ended November 30, 2006, interest expense of $23,067 (November 30, 2005, as restated - $46,027) has been accreted to increase the carrying value to $140,000 at November 30, 2006 in accordance with EITF 00-27. At May 31, 2006, $6,364 of the $140,000 convertible notes had been converted into common shares leaving outstanding principal of $133,636 with a carrying value of $110,569. During the six month period ended November 30, 2006 an additional $5,000 was converted into common shares leaving a balance of $128,636.

(a) (vii) On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7 (a)(ii). The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $493,200 convertible notes issued of $213,566 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $279,634 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $493,200 resulting from the difference between the stated value and carrying value at the date of issuance. During the six month period ended November 30, 2006, interest of $250,713 (November 30, 2005 - $nil) has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. At May 31, 2006, $3,636 of the $493,200 convertible notes had been converted into common shares leaving outstanding principal of $489,564 with a carrying value of $179,731. During the six month period ended November 30, 2006 an additional $10,000 was converted into common shares leaving outstanding principal of $479,564 with a carrying value of $420,444.

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

7. Convertible Notes (continued)

(b) (i) Under the terms of these agreements, $700,000 was funded on the Closing Date, a further $600,000 was funded on the date an SB-2 Registration Statement (“SB-2”) was filed (pursuant to a Registration Rights Agreement) with the SEC, and $700,000 was funded on the date the SB-2 Registration Statement was declared effective by the SEC. Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the convertible notes, as well as the shares to be issued pursuant to the warrants within forty-five days from the Closing Date and are required to have the SB-2 declared effective within 120 days from the Closing Date. In the event that the SB-2 is not filed or declared effective within these time limits, the Company may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

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

(b) (iv) As at November 30, 2006, the Company has issued callable secured convertible notes totalling $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion feature of $1,236,063 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $680,176 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of seven years, a risk free interest rate of 4.61% and 4.89%, an expected volatility of 164%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity. Interest expense for the six month period ended November 30, 2006 on principal of $2,000,000 totalling $298,718 has been accreted (May 31, 2006 - $45,893). During the six month period ended November 30, 2006, $69,109 was converted into common shares leaving outstanding principal of $1,930,891 with a carrying value of $359,263.
(c) During the six month period ended November 30, 2006, interest of $92,798 was accrued on the convertible notes. During the six month period ended November 30, 2006, convertible notes with a principal amount of $214,109 and accrued interest of $5,960 were converted into 26,781,079 shares of common stock.

(d) The Company incurred and deferred debt issue costs of $27,700 during the six month period ended November 30, 2006 for a total of $597,300 pertaining to convertible notes to be amortized over the related terms to maturity, of which $347,800 was paid by cash proceeds of financing arrangements, $49,500 incurred as described in Note 7(a)(v) and a further $200,000 was accrued for warrants to be issued as placement agent fees. During the six months ended November 30, 2006, $73,165 (2005 - $82,630) has been charged to debt issue costs. At November 30, 2006 the balance remaining to be charged to operations totalled $334,386 (May 31, 2006- $ 379,852).

8.  Related Party Balances/Transactions
		November 30, 2006 $	May 31, 2006 $

(a)	Balances

(i)	Shield-Tech Products Inc.	489,672	507,765
(ii)	Directors and/or officers	903,435	920,930
(iii)	Due to former officer	54,428	56,438

		1,447,535	1,485,133

(b)	Transactions

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

(iv)	Six directors/officers were paid/accrued $258,000 for the six months ended November 30, 2006 (November 30, 2005 - $213,000) for consulting services rendered.

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

(b)
On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of Cdn$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received Cdn$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid Cdn$30,000 and during the six month period ended November 30, 2006, the Company repaid Cdn$10,000, leaving a balance of $54,281 (Cdn$62,000) remaining as at November 30, 2006.

10. Mortgages Payable	November 30, 2006 $	May 31, 2006 $

Mortgage payable (Cdn$211,250) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9.95% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,913, and maturing on September 1, 2006	184,950	191,785

Mortgage payable (Cdn$138,750) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 15% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,734, and maturing on September 1, 2006	121,476	125,964

	306,426	317,749

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

During the fiscal year ended May 31, 2006, the Company issued 11,000,000 shares of common stock to various consultants at a fair value of $750,000 for services to be rendered over one year. During the six month period ended November 30, 2006, the Company recognized compensation expense of $438,701 in operations.

During the six month period ended November 30, 2006, the Company issued 26,781,079 shares of common stock pursuant to the conversion of $214,109 in convertible notes payable and $5,960 in accrued interest as described in Note 7(c).

During the six month period ended November 30, 2006, the Company issued 10,000,000 shares of common stock at a value of $300,000 pursuant to a consulting agreement entered into on May 1, 2006 as described in Note 15(e). As at November 30, 2006, $125,000 has been included in prepaid expenses.

12. Stock Options

On November 23, 2005, the Board of Directors granted 900,000 stock options from the 2004 and 2005 Stock Option Plans to employees and non-employees pursuant to the above at a grant date fair value of $0.065 per option. The Company charged stock-based compensation expense of $12,467 for non-employees to operations.

On April 4, 2006 the Company's Board of Directors approved a 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons. The exercise price shall be 100% of the Fair Market Value per common share for all eligible participants on the Grant Date. The Board approved the issue of 7,350,000 options to eligible participants. The term of the Options is for five years and the Stock options will expire on April 3, 2011. The Options could not be issued and the Stock Incentive Plan registered with the SEC until it was approved by the Company's Shareholders, which was done with a resolution at the Annual Meeting on July 26, 2006.

On July 26, 2006, the Board of directors approved the award of 1,550,000 options to acquire shares to eligible participants in the 2006 Stock Incentive Plan. The term of these options is five years and they will expire on July 26, 2011. The exercise price is 100% of the fair market value on the Grant Date, July 26, 2006.

On September 26, 2006 and October 13, 2006, the Board of Directors granted stock options of 100,000 and 250,000, respectively, to two consultants. The exercise prices are at 100% of the Fair Market Value per common share on the Grant Dates. The term of the options is for five years expiring on September 25, 2011 and October 12, 2011, respectively.

A summary of the changes in the Company’s stock options is presented below:

	November 30, 2006		May 31, 2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
				$$

Balance, beginning of period	5,200,000	0.22	4,300,000	0.25
Granted	9,250,000	0.03	900,000	0.07
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-

Balance, end of period	14,450,000	0.09	5,200,000	0.22

Additional information regarding stock options outstanding as at November 30, 2006 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options	Weighted average exercise price $

0.00 - 0.07	10,150,000	4.60	0.03	10,150,000	0.03
0.08 - 0.15	1,400,000	3.27	0.15	1,400,000	0.15
0.16 - 0.30	1,600,000	2.57	0.28	1,600,000	0.28
0.31 - 0.45	1,300,000	2.28	0.33	1,300,000	0.33

	14,450,000	4.04	0.09	14,450,000	0.09

13.  Stock-based Compensation

During the six month period ended November 30, 2006, the Company recognized stock-based compensation of $263,730 in accordance with SFAS 123(R) (November 30, 2005 - $433,498 in accordance with SFAS 123). The weighted average fair value of options granted during the six month period ended November 30, 2006 is $0.03 per option (2005 - $0.06).

The Company granted 900,000 options during the six month period ended November 30, 2005. During the six month periods ended November 30, 2006 and 2005, the fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Six Months Ended November 30, 2006 $	For the Six Months Ended November 30, 2005 $

Expected dividend yield	0%	0%
Risk-free interest rate	4.88%	4.37%
Expected volatility	302%	179%
Expected option life (in years)	5	5
Expected forfeiture rate	4%	0%

14. Stock Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

	For the Six Months Ended November 30, 2006		For the Year Ended May 31, 2006

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
				$$

Balance, Beginning of Period	66,318,348	0.22	18,005,471	0.25
Granted	-	-	53,743,348	0.20
Exercised	-	-	-	-
Forfeited/Expired	-	-	(5,430,471)	0.42

Balance, End of Period	66,318,348	0.22	66,318,348	0.22

14. Stock Purchase Warrants (continued)

As at November 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

200,000	0.38	July 29, 2007
4,125,000	0.20	April 5, 2010
3,093,750	0.25	April 5, 2010
3,093,750	0.30	April 5, 2010
2,062,500	0.45	April 5, 2010
1,129,761	0.20	August 2, 2010
847,321	0.25	August 2, 2010
847,321	0.30	August 2, 2010
564,881	0.45	August 2, 2010
4,784,688	0.20	January 17, 2011
3,588,516	0.25	January 17, 2011
3,588,516	0.30	January 17, 2011
2,392,344	0.45	January 17, 2011
26,000,000	0.16	March 27, 2013
10,000,000	0.16	May 23, 2013

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

(e)
On May 1, 2006, the Company entered into a consulting agreement and agreed to issue 10,000,000 shares valued at $300,000 for services to be rendered over a 12 month period (issued). As at November 30, 2006, $125,000 has been included in prepaid expenses.

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

(g)
On June 12, 2006 the Company entered into an agreement with an advertising agency, committing to expenditures totaling $176,500 over a 60 day period for advertising in magazines and agency commissions. During the six month period ended November 30, 2006, the Company paid $99,034 under this agreement.

(h)
On September 1, 2006 the Company reached an agreement with a distributor for it’s Neuroskin for Eczema/Psoriasis product. The Company is committed to support a media advertising program with an initial cost of $22,000 and $2,500 per week for four weeks. If the distributor reaches agreed-upon sales targets in the test area, the distributor will be granted exclusivity for Spanish-language sales programs in the United States. The term of the agreement is from September 1, 2006 to August 31, 2007 with automatic annual renewals, providing both parties have met the terms of the agreement. Either party can terminate the agreement on 30 days notice. During the six month period ended November 30, 2006, the Company paid $32,000 pursuant to the agreement. On November 15, 2006, the Company entered into a distributor agreement to replace the existing agreement. The new agreement is effective for an initial term of one year and will be automatically renewed subject to certain conditions notwithstanding a 30 days written notice of termination by either party.

(i)
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

(j)
On November 20, 2006 the Company completed a vendor agreement with Home Shopping Group (HSG) whereby, HSG shall promote and sell the Company’s product. The term of the agreement is for two years or until HSG has performed all its obligations under the vendor agreement. HSG will feature the Company’s product in an e-mail sent to 500,000 e-mail addresses, will include a hyperlink to HSG’s web site and produce at its sole cost and expense a 60 second direct response commercial. The commercial will air in two designated markets for combined total of 100 times. The Company is committed to pay a fee of $17,700 offset by a purchase order of $3,150, leaving a balance payable of $14,550.

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

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to the former Vice President of $131,458 recorded in its books as at November 30, 2006. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, the former Vice President has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from the former Vice President and E-Clarity Consulting Inc.

17. Supplementary Cash Flow Information

	Accumulated from March 25, 1999 (date of inception) to	For the Six Months Ended November 30,
	November 30,
	2006 $	2006 $	2005 $

Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	-	-
Mortgage proceeds to acquire land and building	294,836	-	294,836
Promissory notes issued to acquire assets	73,346	-	-
Shares issued to settle debt	507,442	-	-
Shares issued for consulting fees and services	3,790,888	300,000	-
Shares issued to purchase inventory	120,000	-	-
Shares issued to settle related party debt	349,800	-	-
Deferred financing fees payable	200,000	-	-
Shares issued for conversion of notes payable and accrued interest	926,461	220,069	-
Prepaid expenses by issuance of shares	125,000	125,000

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

18. Segmented Information

The Company reports in one reportable operating segment, which is the provision of skin products. The Company operates primarily from Lumby, British Columbia, Canada.

19. Subsequent Event

(a)
On November 28, 2006, due to his current incapacity, John Farley was temporarily replaced in his position as Chief Executive Officer of the Company on an interim basis. On November 28, 2006, the Board of Directors appointed Darrell Stevens as the interim Chief Executive Officer of the Company to fill the vacancy created by the incapacity of Mr. Farley.

(b)	On December 18, 2006 the Company notified Crossfire Network, Inc. that the Company was exercising its right to terminate the contract, effective January 31, 2007.

(c)	On December 19, 2006 the Company paid the balance owing to Home Shopping Group of $14,550 filling the Company’s commitment under the vendor agreement completed on November 20, 2006.

(d)
In December 2006 and in January 2007 to date, the Company received Notice of Conversion from the private investors in connection with the April 5, 2005, $1.1 million financing. The Company issued 24,839,007 shares of its common stock upon the conversion of $32,624 in principal amount of the convertible debenture and $1,907 in interest.

(e)
In December 2006 and in January 2007 to date, the Company received Notice of Conversion from the private investors in connection with the March 30, 2006, $2 million financing. The Company issued 14,000,000 shares of its common stock in return for the conversion of $25,827 in principal amount of the convertible debenture.

(f)	The Company is currently in the process of renegotiating the first and second mortgages on the land and building serving as the corporate office which matured on September 1, 2006.

20. Restatement

The Company has restated its consolidated financial statements for the three month and six month periods ended November 30, 2005. The Company is restating the financial statements to reflect a change in the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes and the interest expense related to them.

	Three Months Ended November 30, 2005 As Reported $	Adjustment $	Three Months Ended November 30, 2005 As Restated $

Consolidated Statement of Operations

Interest Expense	(168,563)	(57,097)	(225,660)

Net loss for the period	(775,476)	(57,097)	(832,573)

	Six Months Ended November 30, 2005 As Reported $	Adjustment $	Six Months Ended November 30, 2005 As Restated $

Consolidated Statement of Operations

Interest Expense	(353,158)	(71,654)	(424,812)

Net loss for the period	(1,559,976)	(71,654)	(1,631,630)

Net Loss Per Share - Basic and Diluted	(0.04)	(0.01)	(0.05)

20. Restatement (continued)

	Three Months Ended November 30, 2005 As Reported $	Adjustment $	Three Months Ended November 30, 2005 As Restated $

Consolidated Statement of Cash Flows

Net loss for the period	(775,476)	(57,097)	(832,573)

Non-cash interest and debt issue costs	189,243	57,097	246,340

	Six Months Ended November 30, 2005 As Reported $	Adjustment $	Six Months Ended November 30, 2005 As Restated $

Consolidated Statement of Cash Flows

Net loss for the period	(1,559,976)	(71,654)	(1,631,630)

Non-cash interest and debt issue costs	396,932	71,654	468,586

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

As of November 30, 2006, we have a working capital deficit of $3,509,951 and have accumulated operating losses of $13,710,091 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

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

In addition to the direct AVVAA employee’s, and to insure that AVVAA can sell through to the Primary and Secondary markets the following actions have been taken:

Crossfire Network Inc. was hired as a consultant / Independent Contractor in January of 2005 for the sole purpose of assisting and executing the sales plan in conjunction with AVVAA. This contract was replaced with a new one year contract dated February 1, 2006 and signed by all parties on March 22, 2006. The contract calls for six monthly payments of $20,000 per month recoverable against commissions of 15%. The contract can be cancelled by the company if sales are not booked by at least two of eight listed possible customers. On December 18, 2006 the Company notified Crossfire Network, Inc. of its intention to terminate the contract effective January 31, 2007.

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

Restatement

The Company has restated its consolidated financial statements for the three month and six month periods ended November 30, 2005. The Company is restating the financial statements to reflect a change in the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes and the interest expense related to them.

	Three Months Ended November 30, 2005 As Reported $	Adjustment $	Three Months Ended November 30, 2005 As Restated $

Consolidated Statement of Operations

Interest Expense	(168,563)	(57,097)	(225,660)

Net loss for the period	(775,476)	(57,097)	(832,573)

	Six Months Ended November 30, 2005 As Reported $	Adjustment $	Six Months Ended November 30, 2005 As Restated $

Consolidated Statement of Operations

Interest Expense	(353,158)	(71,654)	(424,812)

Net loss for the period	(1,559,976)	(71,654)	(1,631,630)

Net Loss Per Share - Basic and Diluted	(0.04)	(0.01)	(0.05)

Restatement (continued)

	Three Months Ended November 30, 2005 As Reported $	Adjustment $	Three Months Ended November 30, 2005 As Restated $

Consolidated Statement of Cash Flows

Net loss for the period	(775,476)	(57,097)	(832,573)

Non-cash interest and debt issue costs	189,243	57,097	246,340

	Six Months Ended November 30, 2005 As Reported $	Adjustment $	Six Months Ended November 30, 2005 As Restated $

Consolidated Statement of Cash Flows

Net loss for the period	(1,559,976)	(71,654)	(1,631,630)

Non-cash interest and debt issue costs	396,932	71,654	468,586

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED NOVEMBER, 2006 (“2006”) COMPARED TO THE THREE MONTHS ENDED NOVEMBER, 2005 (“2005”)

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.
The net loss in 2006 was $1,277,363($0.02 per share) compared to a net loss of $832,573 ($0.02 per share) in 2005, an increase of $444,790. The primary cause of the increased loss was the $146,654 increase in interest expense relating to the convertible notes issued and an increase of $311,384 in selling, general and administrative expenses. In 2006, the Company recorded Sales of $51,138, compared to $12,548 in 2005. Cost of sales in 2006 were increased by $1,899, the invoice value of samples given to perspective customers and the cost of rebottling some inventory of $18,000.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended November 30, 2006, operations were primarily financed by the proceeds issue of Convertible Notes of $700,000 and cash on hand at May 31, 2006.  As of November 30, 2006, we had cash of $228,442 and had a working capital deficit of $3,509,951. As of the year ending May 31, 2006, we had a working capital deficit of $2,747,255.

As of November 30, 2006 we had inventory on hand of $333,495, consisting of raw materials ($162,499) and finished goods ($170,996).

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
(a) (iv) In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $660,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the six month period ended November 30, 2006, interest expense of $nil (November 30, 2005, as restated - $330,904) has been accreted. At May 31, 2006, $340,000 of the $660,000 convertible notes had been converted into common shares leaving a balance of $320,000. During the six month period ended November 30, 2006 an additional $120,000 was converted into common shares leaving a balance of $200,000.

(a) (v) There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above and without warrants). For the $49,500 in convertible notes, the Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $49,500 resulting from the difference between the stated value and carrying value at the date of issuance. During the six months ended November 30, 2006, interest expense of $nil (November 30, 2005, as restated - $9,025) has been accreted. During the six month period ended November 30, 2006, principal of $10,000 was converted into common shares leaving a balance of $39,500.

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

The Company will record interest expense over the term of the convertible notes of $140,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the six months ended November 30, 2006, interest expense of $23,067 (November 30, 2005, as restated - $46,027) has been accreted to increase the carrying value to $140,000 at November 30, 2006 in accordance with EITF 00-27. At May 31, 2006, $6,364 of the $140,000 convertible notes had been converted into common shares leaving outstanding principal of $133,636 with a carrying value of $110,569. During the six month period ended November 30, 2006 an additional $5,000 was converted into common shares leaving a balance of $128,636.

(a) (vii) On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7 (a)(ii). The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $493,200 convertible notes issued of $213,566 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $279,634 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $493,200 resulting from the difference between the stated value and carrying value at the date of issuance. During the six month period ended November 30, 2006, interest of $250,713 (November 30, 2005 - $nil) has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. At May 31, 2006, $3,636 of the $493,200 convertible notes had been converted into common shares leaving outstanding principal of $489,564 with a carrying value of $179,731. During the six month period ended November 30, 2006 an additional $10,000 was converted into common shares leaving outstanding principal of $479,564 with a carrying value of $420,444.

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

(b) (i) Under the terms of these agreements, $700,000 was funded on the Closing Date, a further $600,000 was funded on the date an SB-2 Registration Statement (“SB-2”) was filed (pursuant to a Registration Rights Agreement) with the SEC, and $700,000 was funded on the date the SB-2 Registration Statement was declared effective by the SEC. Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the convertible notes, as well as the shares to be issued pursuant to the warrants within forty-five days from the Closing Date and are required to have the SB-2 declared effective within 120 days from the Closing Date. In the event that the SB-2 is not filed or declared effective within these time limits, the Company may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

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

(b) (iv) As at November 30, 2006, the Company has issued callable secured convertible notes totalling $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion feature of $1,236,063 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $680,176 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of seven years, a risk free interest rate of 4.61% and 4.89%, an expected volatility of 164%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity. Interest expense for the six month period ended November 30, 2006 on principal of $2,000,000 totalling $298,718 has been accreted (May 31, 2006 - $45,893). During the six month period ended November 30, 2006, $69,109 was converted into common shares leaving outstanding principal of $1,930,891 with a carrying value of $359,263.

(c) During the six month period ended November 30, 2006, interest of $92,798 was accrued on the convertible notes. During the six month period ended November 30, 2006, convertible notes with a principal amount of $214,109 and accrued interest of $5,960 were converted into 26,781,079 shares of common stock.
(d) The Company incurred and deferred debt issue costs of $27,700 during the six month period ended November 30, 2006 for a total of $597,300 pertaining to convertible notes to be amortized over the related terms to maturity, of which $347,800 was paid by cash proceeds of financing arrangements, $49,500 incurred as described in Note 7(a)(v) and a further $200,000 was accrued for warrants to be issued as placement agent fees. During the six months ended November 30, 2006, $73,165 (2005 - $82,630) has been charged to debt issue costs. At November 30, 2006 the balance remaining to be charged to operations totalled $334,386 (May 31, 2006- $ 379,852).
.

 SUBSEQUENT EVENTS

On November 28, 2006, due to his current incapacity, John Farley was temporarily replaced in his position as Chief Executive Officer of the Company on an interim basis. On November 28, 2006, the Board of Directors appointed Darrell Stevens as the interim Chief Executive Officer of the Company to fill the vacancy created by the incapacity of Mr. Farley.

 On December 18, 2006 the Company notified Crossfire Network, Inc. that the Company was exercising its right to terminate the contract, effective January 31, 2007.

On December 19, 2006 the Company paid the balance owing to Home Shopping Group of $14,550 filling the Company’s commitment under the vendor agreement completed on November 20, 2006.

In December 2006 and in January 2007 to date, the Company received Notice of Conversion from the private investors in connection with the April 5, 2005, $1.1 million financing. The Company issued 24,839,007 shares of its common stock upon the conversion of $32,624 in principal amount of the convertible debenture and $1,907 in interest.

In December 2006 and in January 2007 to date, the Company received Notice of Conversion from the private investors in connection with the March 30, 2006, $2 million financing. The Company issued 14,000,000 shares of its common stock in return for the conversion of $25,827 in principal amount of the convertible debenture.

The Company is currently in the process of negotiating the first and second mortgages on the land and building serving as the corporate office which matured on September 1, 2006.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and apply those accounting policies in a consistent manner.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions. Assets, liabilities, revenue and expenses, and disclosure of contingent liabilities are affected by such estimates and assumptions. The most significant assumptions are employed in estimates used in determining values of inventories and intangible assets, as well as estimates used in applying the revenue recognition policy and in accounting for the convertible notes and related detachable warrants. We are subject to risks and uncertainties that may cause actual results to differ from those estimates, such as changes in the industry environment and competition. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated within the time periods specified in the Commission’s rules and forms. During the preparation of the May 31, 2006 financial statements, it was discovered that the accretion of the intrinsic value related the beneficial conversion feature of the convertible notes had been incorrectly calculated in the May 31, 2005 financial statements. All of the convertible notes were properly recorded, processed, summarized and communicated to management. The error occurred as a result of incorrect application of GAAP to the accounting for the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes.

The Company’s system of disclosure controls and procedures were augmented in September 2004, through the Company obtaining accounting advice from external advisors on technical GAAP issues. The Certifying Officers believe, based on controls in place at November 30, 2006, that the Company’s control procedures at November 30, 2006 are effective.

b) Changes in internal controls

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending November 30, 2006 and there were no such control actions taken during the quarterly period ending November 30, 2006.

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

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to Barbara Smith of $131,458 recorded in its books as at November 30, 2006. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, Barbara Smith has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from Barbara Smith and E-Clarity Consulting Inc.

Other than noted above, there is no litigation pending or threatened by or against us.

Item 2 - Changes in Securities

During the three months ended November 30, 2006, the Company issued 18,541,557 shares of common stock pursuant to the conversion of $99,109 in convertible notes payable and $2,541 in accrued interest. The Company also issued 10,000,000 common shares valued at $300,000 pursuant to a consulting agreement.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits

31.1 Certification of Jack Farley, CEO 31.2 Certification of Darrell Stevens, CEO
32.1 Certification of Jack Farley, CEO 32.2 Certification of Charles Austin, CFO

b. Reports on Form 8-K

On November 30, 2006, the Company filed a Form 8K disclosing a change in officer. (SEC File No. 000-31611)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ Darrell Stevens	Chief Executive Officer	Dated: January 16, 2007
Darrell Stevens

By:	/s/Charles Austin	Chief Financial Officer, Chief Accounting	Dated: January 16, 2007
	Charles Austin	Officer, Secretary, and Director