Form 10QSB
period 2007-02-28
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2007-04-16
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 16, 2007, we had  250,194,198 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2006. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended February 28, 2007 are not necessarily indicative of results that may be expected for the year ending May 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)
(Unaudited)
	February 28,	May 31,
	2007 $	2006 $
Assets

Current Assets
Cash	-	627,163
Accounts receivable, net of allowance of $Nil (May 31, 2006 $Nil)	25,395	12,026
Inventory (Note 3)	331,121	352,387
Prepaid expenses and deposits	81,044	8,103

Total Current Assets	437,560	999,679

Property and Equipment (Note 5)	294,230	328,410

Website Development Costs (Note 6)	2,106	4,458

Deferred Financing Fees (Notes 7(d) and 10)	287,682	379,852

Total Assets	1,021,578	1,712,399

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank indebtedness	48	-
Accounts payable	734,860	656,259
Accrued liabilities	478,104	362,701
Convertible notes, less unamortized discount of $1,374,460 and $1,587,007, respectively (Note 7)	1,268,267	705,693
Due to related parties (Note 8)	1,516,107	1,485,133
Other advances (Note 9)	207,034	219,399
Mortgages payable (Note 10)	334,113	317,749

Total Current Liabilities	4,538,533	3,746,934

Commitments and Contingencies (Notes 1, 15 and 16)
Subsequent Events (Note 19)

Stockholders’ Deficit

Common Stock - 750,000,000 and 100,000,000 shares authorized, respectively, at $0.001 par value; 198,772,143 and 55,970,240 issued and outstanding, respectively	198,776	55,971

Additional Paid-in Capital	11,319,257	9,924,253

Deferred Compensation	(304,929)	(854,035)

Accumulated Other Comprehensive Loss	(111,696)	(147,373)

Deficit Accumulated During the Development Stage	(14,618,363)	(11,013,351)

Total Stockholders’ Deficit	(3,516,955)	(2,034,535)

Total Liabilities and Stockholders’ Deficit	1,021,578	1,712,399

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(Unaudited)
	Accumulated
	from
	March 25, 1999
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to February 28,	February 28,		February 28,
	2007 $	2007 $	2006 $ (Restated - See Note 20)	2007 $	2006 $ (Restated - See Note 20)

Sales	127,068	20,757	5,892	85,981	38,021

Cost of Sales	146,124	36,509	2,688	98,924	16,040

Gross Profit	(19,056)	(15,752)	3,204	(12,943)	21,981

Operating Expenses

Depreciation and amortization	65,021	6,717	7,693	20,623	19,326
Impairment loss on assets	310,898	-	-	-	-
Research and development	1,237,414	20,167	19,240	123,402	114,740
Selling, general and administrative	10,271,922	465,899	564,036	2,288,034	1,599,869

Total Operating Expenses	11,885,255	492,783	590,969	2,432,059	1,733,935

Net Loss from Operations	(11,904,311)	(508,535)	(587,765)	(2,445,002)	(1,711,954)

Debt Issue Costs	(318,153)	(55,239)	(40,309)	(128,404)	(122,938)
Gain on Settlement of Debt	13,317	-	-	-	-
Interest Expense	(2,427,044)	(344,498)	(453,003)	(1,031,606)	(877,815)
Other Income	17,828	-	-	-	-

Net Loss	(14,618,363)	(908,272)	(1,081,077)	(3,605,012)	(2,712,707)

Other Comprehensive Gain (Loss)

Foreign currency translation gain (loss)	(111,696)	8,411	(14,770)	35,677	(43,369)

Comprehensive Loss	(14,730,059)	(899,861)	(1,095,847)	(3,569,335)	(2,756,076)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.03)	(0.04)	(0.07)

Weighted Average Common Shares Outstanding		140,453,831	42,795,052	92,073,792	38,102,624

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(Unaudited)
	Accumulated from March 25, 1999 (Date of Inception)	For the Nine Months Ended
	to February 28,	February 28,
	2007 $	2007 $	2006 $ (Restated - See Note 20)
Operating Activities

Net loss	(14,618,363)	(3,605,012)	(2,712,707)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation and other stock-based compensation	4,619,081	812,835	728,859
Depreciation and amortization	65,021	20,623	19,626
Non-cash interest and debt issue costs	2,497,654	1,013,256	727,345
Gain on settlement of debt	(13,317)	-	-
Impairment loss on assets	310,898	-	-
Recapitalization costs	(115,730)	-	-
Shares issued for services	250,000	250,000	-
Changes in non-cash working capital items
Accounts receivable	(25,223)	(14,469)	5,483
Inventory	(234,005)	(38,441)	(88,166)
Prepaid expenses and deposits	14,373	15,477	76,967
Accounts payable and accrued liabilities	1,374,111	178,736	498,692

Net Cash Used In Operating Activities	(5,875,500)	(1,366,995)	(743,901)

Investing Activities
Website development costs	(7,798)	-	-
Patent protection costs	(11,378)	-	-
Advance royalty deposits	(220,000)	-	-
Purchase of property and equipment	(51,588)	(2,786)	(15,047)

Net Cash Used In Investing Activities	(290,764)	(2,786)	(15,047)

Financing Activities
Bank indebtedness	(48)	(48)	-
Advances from (repayment to) others	202,385	(9,010)	-
Advances from (repayment to) related parties	1,753,888	61,388	361,003
Proceeds from convertible notes	3,400,000	700,000	440,000
Debt issue costs	(347,800)	(27,700)	(18,000)
Proceeds from issuance of common stock	1,235,637	-	-

Net Cash Provided by Financing Activities	6,244,062	724,630	783,003

Effect of Exchange Rate Changes on Cash	(77,798)	17,988	(32,208)

Change in Cash	-	(627,163)	(8,153)

Cash - Beginning of Period	-	627,163	112,995

Cash - End of Period	-	-	104,842

Supplementary cash flow information (Note 17)
(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(expressed in U.S. Dollars)
(Unaudited)
	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Capital $	Compensation $	Loss $	Stage $	Total $

Balance - May 31, 2006	55,970,240	55,971	9,924,253	(854,035)	(147,373)	(11,013,351)	(2,034,535)

Stock issued for services	10,000,000	10,000	290,000	-	-	-	300,000
Stock issued pursuant to conversion of convertible notes	132,801,903	132,805	225,035	-	-	-	357,840
Value of beneficial conversion feature related to the convertible notes	-	-	616,239	-	-	-	616,239
Value of stock options granted	-	-	263,730	-	-	-	263,730
Amortization of deferred compensation	-	-	-	549,106	-	-	549,106
Foreign currency translation adjustment	-	-	-	-	35,677	-	35,677
Net loss for the period	-	-	-	-	-	(3,605,012)	(3,605,012)

Balance - February 28, 2007	198,772,143	198,776	11,319,257	(304,929)	(111,696)	(14,618,363)	(3,516,955)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2007, the Company has not recognized significant revenue, has a working capital deficit of $4,100,973 and has accumulated operating losses of $14,618,363 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

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

Financial instruments, which potentially subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the nine months ended February 28, 2007 and 2006 were $123,402 and $114,740, respectively.

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
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

(m)	Deferred Financing Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity.

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

(p)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 14,450,000 and 5,200,000 for the nine months ended February 28, 2007 and 2006, respectively, have been excluded from the above calculations as they would be anti-dilutive. Outstanding warrants for the nine months ended February 28, 2007 and 2006 were 66,318,348 and 30,318,348 warrants, respectively, and shares issuable on the conversion of convertible notes have also been excluded from the above calculations as they would be anti-dilutive.

(q)	Financial Instruments

The fair values of cash, accounts receivable, bank indebtedness, accounts payable, accrued liabilities, convertible notes, mortgages payable, due to related parties and other advances were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

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

Effective March 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting the remaining service period of awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Had expense been recognized using the fair value method described in SFAS 123(R) using the Black-Scholes option-pricing model for the three month and nine month periods ended February 28, 2006, the Company would have reported the following results of operations:

	Three Months Ended February 28, 2006 $ (Restated - See Note 20)	Nine Months Ended February 28, 2006 $ (Restated - See Note 20)

Net loss - as reported	(1,081,077)	(2,712,707)
Add: Stock-based compensation expense included in net loss - as reported	-	433,498
Deduct: Total stock-based compensation expense determined under fair value based method	-	(477,134)

Net loss - pro forma	(1,081,077)	(2,756,343)

Net loss per share (basic and diluted) - as reported	(0.03)	(0.07)
Net loss per share (basic and diluted) - pro forma	(0.03)	(0.07)

(t)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

2.  Summary of Significant Accounting Principles (continued)

(u)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.  Inventory
	February 28, 2007	May 31, 2006
	Net Carrying Value	Net Carrying Value
		$$

Raw materials	163,219	162,447
Finished goods	167,902	189,940

	331,121	352,387

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

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

Pursuant to the original License Agreements the Company paid the Inventor royalty advances of $220,000 (written off in full during the year ended May 31, 2005). Under the original License Agreements these amounts were to be offset against future royalties due to the Inventor or his company.

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

5.  Property and Equipment

			February 28, 2007	May 31, 2006
	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
		$$		$$

Land	22,706	-	22,706	24,114
Building	284,365	21,327	263,038	290,673
Computer equipment	17,168	14,872	2,296	6,545
Moulds	7,394	4,313	3,081	5,235
Office equipment	5,301	2,192	3,109	1,843

	336,934	42,704	294,230	328,410

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

6.  Website Development Costs

			February 28, 2007	May 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
		$$		$$

Website development costs	8,367	6,261	2,106	4,458

7. Convertible Notes

(a) April 2005 Financing

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

(a) (iv) In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $660,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the nine month period ended February 28, 2007, interest expense of $nil (February 28, 2006, as restated - $493,643) has been accreted. At May 31, 2006, $340,000 of the $660,000 convertible notes had been converted into common shares leaving a balance of $320,000. During the nine month period ended February 28, 2007 an additional $163,824 was converted into common shares leaving a balance of $156,176.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

7.  Convertible Notes (continued)

(a) (v) There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above and without warrants). For the $49,500 in convertible notes, the Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $49,500 resulting from the difference between the stated value and carrying value at the date of issuance. During the nine months ended February 28, 2007, interest expense of $nil (February 28, 2006, as restated - $13,463) has been accreted. During the nine month period ended February 28, 2007, principal of $32,200 was converted into common shares leaving a balance of $17,300.

(a) (vi) On August 2, 2005, the Financing Agreements were amended and the Company issued an additional $140,000 in convertible notes. The terms and conditions of the original Financing Agreements were unchanged except that the maximum conversion price for the convertible notes was reduced from $0.20 to $0.16 per share and there is no minimum conversion price. The Company issued 1,129,761 Class A warrants exercisable at $0.20 per share, 847,321 Class B warrants exercisable at $0.25 per share, 847,321 Class C warrants exercisable at $0.30 per share, and 564,881 Class D warrants exercisable at $0.45 per share, pertaining to the $140,000 in convertible notes issued. The warrants will expire five years after the date the warrants are issued and are callable by the Company when the market price is 200% of the exercise price. The Company recognized the intrinsic value of the beneficial conversion feature on the $140,000 convertible notes of $37,920 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $102,080 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $140,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the nine months ended February 28, 2007, interest expense of $23,067 (February 28, 2006, as restated - $80,548) has been accreted to increase the carrying value to $140,000 at February 28, 2007 in accordance with EITF 00-27. At May 31, 2006, $6,364 of the $140,000 convertible notes had been converted into common shares leaving outstanding principal of $133,636 with a carrying value of $110,569. During the nine month period ended February 28, 2007 an additional $9,200 was converted into common shares leaving a balance of $124,436.

(a) (vii) On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7 (a)(ii). The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $493,200 convertible notes issued of $213,566 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $279,634 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $493,200 resulting from the difference between the stated value and carrying value at the date of issuance. During the nine month period ended February 28, 2007, interest of $309,833 (February 28, 2006 as restated - $56,752) has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. At May 31, 2006, $3,636 of the $493,200 convertible notes had been converted into common shares leaving outstanding principal of $489,564 with a carrying value of $179,731. During the nine month period ended February 28, 2007 an additional $10,000 was converted into common shares leaving outstanding principal of $479,564 with a carrying value of $479,564.

The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock assuming complete conversion pertaining to the $193,200 in liquidated damages as per the terms of the financing agreements. The additional 4,081,691 were included in the SB-2 filed on May 19, 2006.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

7. Convertible Notes (continued)

(a) (viii) On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above in Note 7 (a). The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

(b) March 2006 Financing

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

(b) (iii) On May 30, 2006 the Company’s solicitors received a letter from the SEC indicating that the SEC would not be reviewing the SB-2 and indicating that the filing could not "go effective" until the Company had increased its Authorized Capital. On July 26, 2006, the Company increase the authorized capital from 100,000,000 to 750,000,000 shares. The SB-2 was declared effective in October 2006.

(b) (iv) As at February 28, 2007, the Company has issued callable secured convertible notes totalling $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion feature of $1,236,063 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $680,176 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of seven years, a risk free interest rate of 4.61% and 4.89%, an expected volatility of 164%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity. Interest expense for the nine month period ended February 28, 2007 on principal of $2,000,000 totalling $495,886 has been accreted (May 31, 2006 - $45,893). During the nine month period ended February 28, 2007, $134,749 was converted into common shares leaving outstanding principal of $1,865,251 with a carrying value of $490,791.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

7. Convertible Notes (continued)

(c) During the nine month period ended February 28, 2007, interest of $147,297 was accrued on the convertible notes. During the nine month period ended February 28, 2007, convertible notes with a principal amount of $349,973 and accrued interest of $7,867 were converted into 106,020,824 shares of common stock.

(d) The Company incurred and deferred debt issue costs of $27,700 during the nine month period ended February 28, 2007 for a total of $597,300 pertaining to convertible notes to be amortized over the related terms to maturity, of which $347,800 was paid by cash proceeds of financing arrangements, $49,500 incurred as described in Note 7(a)(v) and a further $200,000 was accrued for warrants to be issued as placement agent fees. During the nine months ended February 28, 2007, $128,404 (2006 - $122,938) has been charged to debt issue costs. At February 28, 2007 the balance remaining to be charged to operations totalled $279,148 (May 31, 2006- $ 379,852).

8.  Related Party Balances/Transactions
		February 28, 2007 $	May 31, 2006 $

(a)	Balances

(i)	Shield-Tech Products Inc.	478,118	507,765
(ii)	Directors and/or officers	984,846	920,930
(iii)	Due to former officer	53,143	56,438

		1,516,107	1,485,133

(b)	Transactions

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

(iv)	Six directors/officers were paid/accrued $387,000 for the nine months ended February 28, 2007 (February 28, 2006 - $330,750) for consulting services rendered.

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

9.  Other Advances (continued)

(b)
On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of Cdn$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received Cdn$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid Cdn$30,000 and during the nine month period ended February 28, 2007, the Company repaid Cdn$10,000, leaving a balance of $53,001 (Cdn$62,000) remaining as at February 28, 2007.

10. Mortgages Payable
	February 28, 2007 $	May 31, 2006 $

Mortgage payable (Cdn$250,000) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9.95% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,804, and maturing on February 28, 2008	213,711	191,785

Mortgage payable (Cdn$140,846) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 18% per annum compounded monthly, payable interest only in monthly installments of Cdn$2,112, and maturing on February 1, 2008	120,402	125,964

	334,113	317,749

During the nine months ended February 26, 2007, the Company incurred and deferred $8,534 pertaining to mortgage fees to be amortized over the related terms of maturity.

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

During the fiscal year ended May 31, 2006, the Company issued 11,000,000 shares of common stock to various consultants at a fair value of $750,000 for services to be rendered over one year. During the nine month period ended February 28, 2007, the Company recognized compensation expense of $549,106 in operations.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

11. Common Stock (continued)

During the nine month period ended February 28, 2007, the Company issued 132,801,903 shares of common stock pursuant to the conversion of $349,973 in convertible notes payable and $7,867 in accrued interest as described in Note 7(c).

During the nine month period ended February 28, 2007, the Company issued 10,000,000 shares of common stock at a value of $300,000 pursuant to a consulting agreement entered into on May 1, 2006 as described in Note 15(e). As at February 28, 2007, $50,000 has been included in prepaid expenses.

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

A summary of the changes in the Company’s stock options is presented below:

	February 28, 2007		May 31, 2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
				$$

Balance, beginning of period	5,200,000	0.22	4,300,000	0.25
Granted	9,250,000	0.03	900,000	0.07
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-

Balance, end of period	14,450,000	0.09	5,200,000	0.22

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

12. Stock Options (continued)

Additional information regarding stock options outstanding as at February 28, 2007 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options	Weighted average exercise price $

0.00 - 0.07	10,150,000	4.35	0.03	10,150,000	0.03
0.08 - 0.15	1,400,000	3.02	0.15	1,400,000	0.15
0.16 - 0.30	1,600,000	2.32	0.28	1,600,000	0.28
0.31 - 0.45	1,300,000	2.03	0.33	1,300,000	0.33

	14,450,000	3.79	0.09	14,450,000	0.09

13.  Stock-based Compensation

During the nine month period ended February 28, 2007, the Company recognized stock-based compensation of $263,730 in accordance with SFAS 123(R) (February 28, 2006 - $433,498 in accordance with SFAS 123). The weighted average fair value of options granted during the nine month period ended February 28, 2007 is $0.03 per option (2006 - $0.06).

The Company granted 900,000 options during the nine month period ended February 28, 2006. During the nine month periods ended February 28, 2007 and 2006, the fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Nine Months Ended February 28, 2007 $	For the Nine Months Ended February 28, 2006 $

Expected dividend yield	0%	0%
Risk-free interest rate	4.88%	4.37%
Expected volatility	302%	179%
Expected option life (in years)	5	5
Expected forfeiture rate	4%	0%

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

14. Stock Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

	For the Nine Months Ended February 28, 2007		For the Year Ended May 31, 2006

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
				$$

Balance, Beginning of Period	66,318,348	0.22	18,005,471	0.25
Granted	-	-	53,743,348	0.20
Exercised	-	-	-	-
Forfeited/Expired	-	-	(5,430,471)	0.42

Balance, End of Period	66,318,348	0.22	66,318,348	0.22

As at February 28, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

200,000	0.38	July 29, 2007
4,125,000	0.20	April 5, 2010
3,093,750	0.25	April 5, 2010
3,093,750	0.30	April 5, 2010
2,062,500	0.45	April 5, 2010
1,129,761	0.20	August 2, 2010
847,321	0.25	August 2, 2010
847,321	0.30	August 2, 2010
564,881	0.45	August 2, 2010
4,784,688	0.20	January 17, 2011
3,588,516	0.25	January 17, 2011
3,588,516	0.30	January 17, 2011
2,392,344	0.45	January 17, 2011
26,000,000	0.16	March 27, 2013
10,000,000	0.16	May 23, 2013

66,318,348

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
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

(b)
On January 20, 2005, the Company entered into a five-year agreement with a company for marketing and distribution services. Pursuant to the agreement, the Company issued 1,900,000 common shares at a fair value of $437,000. Of this amount, $87,400 (2005 - $31,368) was expensed at May 31, 2006 leaving a deferred compensation balance of $318,232 at year end. On February 1, 2006, the Company entered into a new contract with a company for marketing and distribution services to replace the existing five-year agreement with a new one year agreement. The new contract calls for six monthly payments of $20,000 per month recoverable against commissions of 15% on sales generated. The contract can be cancelled by the Company if sales are not booked from at least two of eight listed possible customers. On August 15, 2006, the contract was amended and the Company agreed to make two additional payments of $20,000 per month. In December 2006, the Company notified the consulting company of its intention to terminate the contract effective January 31, 2007.

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

(e)
On May 1, 2006, the Company entered into a consulting agreement and agreed to issue 10,000,000 shares valued at $300,000 for services to be rendered over a 12 month period (issued). As at February 28, 2007, $50,000 has been included in prepaid expenses.

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

15. Commitments (continued)

(g)
On November 20, 2006 the Company completed a vendor agreement with Home Shopping Group (HSG) whereby, HSG shall promote and sell the Company’s product. The term of the agreement is for two years. HSG will feature the Company’s product in an e-mail sent to 500,000 e-mail addresses, will include a hyperlink to HSG’s web site and produce at its sole cost and expense a 60 second direct response commercial. The commercial will air in two designated markets for combined total of 100 times. The Company paid a fee of $17,700 offset by a purchase order of $3,150.

(h)
On June 12, 2006 the Company entered into an agreement with an advertising agency, committing to expenditures totaling $176,500 over a 60 day period for advertising in magazines and agency commissions. During the nine month period ended February 28, 2007, the Company paid $99,034 under this agreement.

(i)
On September 1, 2006 the Company reached an agreement with a distributor for it’s Neuroskin for Eczema/Psoriasis product. The Company is committed to support a media advertising program with an initial cost of $22,000 and $2,500 per week for four weeks. If the distributor reaches agreed-upon sales targets in the test area, the distributor will be granted exclusivity for Spanish-language sales programs in the United States. The term of the agreement is from September 1, 2006 to August 31, 2007 with automatic annual renewals, providing both parties have met the terms of the agreement. Either party can terminate the agreement on 30 days notice. During the nine month period ended February 28, 2007, the Company paid $32,000 pursuant to the agreement. On November 15, 2006, the Company entered into a distributor agreement to replace the existing agreement. The new agreement is effective for an initial term of one year and will be automatically renewed subject to certain conditions notwithstanding a 30 days written notice of termination by either party.

(j)
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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

16. Contingent Liability and Legal Proceedings (continued)

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to the former Vice President of $131,458 recorded in its books as at February 28, 2007. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, the former Vice President has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from the former Vice President and E-Clarity Consulting Inc.

17. Supplementary Cash Flow Information

	Accumulated from March 25, 1999 (date of inception) to	For the Nine Months Ended February 28,
	February 28,
	2007 $	2007 $	2006 $

Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	-	-
Mortgage proceeds to acquire land and building	294,836	-	294,836
Promissory notes issued to acquire assets	73,346	-	-
Shares issued to settle debt	507,442	-	-
Shares issued for consulting fees and services	3,790,888	300,000	750,000
Shares issued to purchase inventory	120,000	-	-
Shares issued to settle related party debt	349,800	-	-
Deferred financing fees payable	200,000	-	-
Shares issued for conversion of notes payable and accrued interest	1,064,232	357,840	330,134
Prepaid expenses by issuance of shares	50,000	50,000	-
Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

18. Segmented Information

The Company reports in one reportable operating segment, which is the provision of skin products. The Company operates primarily from Lumby, British Columbia, Canada.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

19.  Subsequent Events

a)
On March 1, 2007, the Company completed financing agreements for $250,000 with private investors (the “Investors”). The Company issued to the investors callable secured convertible notes totaling $250,000 with a 6% interest rate and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 45 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 10 million shares of the Company’s common stock at an exercise price of $.002. Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, for a total of 120 million shares, within 45 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.

b)
On March 1, 2007, as part of a cost-cutting program the Company’s senior management agreed to reduce salary and consulting fees by 65% for the period March 1, 2007 to May 31,2007. In addition, the Company’s office building was listed for sale.

c)
In March 2007, the Company entered into a six-year agreement with a distributor in Indonesia. The distributor is granted the right to use the Company trademarks and product names. The agreement will automatically renew for further periods of four years unless either party provides notification within 30 days of expiration.

d)
In March 2007, the Company entered into a consulting agreement for financial and marketing advice including the production of marketing materials and introductions to distributors, buyers and stores for the animal care line of products. The term of the contract is dependent on completion of the agreed upon tasks which are expected to require nine months to complete. As payment, the Company is to provide 44 million shares of common stock of the Company, immediately, or, as soon as a registration statement can be completed with the SEC.

e)
In March 2007, the Company completed an agreement for an advertising campaign and agreed to pay a fee for referrals not to exceed $20,000. The agreement does not have a specific term but can be canceled by the Company on five days notice.

f)
In March 2007, the Company received Notice of Conversion from the private investors in connection with the April 2005 financing. The Company issued 7,744,555 shares of its common stock upon the conversion of $7,189 in principal amount of the convertible debenture.

g)
In March 2007 and in April 2007 to date the Company received Notice of Conversion from the private investors in connection with the March 2006 financing. The Company issued 24 million shares of its common stock in return for the conversion of $23,800 in principal amount of the convertible debenture.

h)
On March 31, 2007, the Company entered into a consulting agreement for financial advisory services, marketing planning and strategic planning advice. The term of the contract is for one year. As consideration, the Company is to issue in three instalments for a total of 20 million shares of common stock of the Company as soon as a registration statement can be completed with the SEC.

i)
In March 2007, the Company entered into a consulting agreement for one year of strategic advice and corporate planning in consideration for $80,000 or the issuance of 40 million shares of common stock.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
February 28, 2007
(Unaudited)

20.  Restatement

The Company has restated its consolidated financial statements for the three month and nine month periods ended February 28, 2006. The Company is restating the financial statements to reflect a change in the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes and the interest expense related to them.

	Three Months Ended February 28, 2006 As Reported $	Adjustment $	Three Months Ended February 28, 2006 As Restated $

Consolidated Statement of Operations

Interest Expense	(509,158)	56,155	(453,003)

Net loss for the period	(1,137,232)	56,155	(1,081,077)

Net loss per share - Basic and Diluted	(0.03)	(0.00)	(0.03)

	Nine Months Ended February 28, 2006 As Reported $	Adjustment $	Nine Months Ended February 28, 2006 As Restated $

Consolidated Statement of Operations

Interest Expense	(862,316)	(15,499)	(877,815)

Net loss for the period	(2,697,208)	(15,499)	(2,712,707)

Net Loss Per Share - Basic and Diluted	(0.07)	(0.00)	(0.07)

	Nine Months Ended February 28, 2006 As Reported $	Adjustment $	Nine Months Ended February 28, 2006 As Restated $

Consolidated Statement of Cash Flows

Net loss for the period	(2,697,208)	(15,499)	(2,712,707)

Non-cash interest and debt issue costs	711,846	15,499	727,345

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

Pursuant to the original License Agreements the Company paid the German inventor a royalty advance of $220,000 (written off in full during the year ended May 31, 2005). Under the original License Agreements these amounts were to be offset against future royalties due to the inventor or his company. Under the new distribution agreement no royalties are payable and these amounts are not recoverable and have therefore been written off.

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

As of February 28, 2007, we have a working capital deficit of $4,100,973 and have accumulated operating losses of $14,618,363 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

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

Restatement

The Company has restated its consolidated financial statements for the three month and nine month periods ended February 28, 2006. The Company is restating the financial statements to reflect a change in the accretion of the intrinsic value related to the beneficial conversion feature of the convertible notes and the interest expense related to them.

	Three Months Ended February 28, 2006 As Reported $	Adjustment $	Three Months Ended February 28, 2006 As Restated $

Consolidated Statement of Operations

Interest Expense	(509,158)	56,155	(453,003)

Net loss for the period	(1,137,232)	56,155	(1,081,077)

Net loss per share - Basic and Diluted	(0.03)	(0.00)	(0.03)

	Nine Months Ended February 28, 2006 As Reported $	Adjustment $	Nine Months Ended February 28, 2006 As Restated $

Consolidated Statement of Operations

Interest Expense	(862,316)	(15,499)	(877,815)

Net loss for the period	(2,697,208)	(15,499)	(2,712,707)

Net Loss Per Share - Basic and Diluted	(0.07)	(0.00)	(0.07)

	Nine Months Ended February 28, 2006 As Reported $	Adjustment $	Nine Months Ended February 28, 2006 As Restated $

Consolidated Statement of Cash Flows

Net loss for the period	(2,697,208)	(15,499)	(2,712,707)

Non-cash interest and debt issue costs	711,846	15,499	727,345

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 28, 2007 (“2007”) COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2006 (“2006”)

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2007 was $908,272 ($0.01 per share) compared to a net loss of $1,081,077 ($0.03 per share) in 2006, a decrease of $172,508. The primary cause of the decreased loss was the $108,505 decrease in interest expense relating to the convertible notes issued and a decrease of $98,137 in selling, general and administrative expenses. In 2007, the Company recorded Sales of $20,757, compared to $5,892 in 2006. Cost of sales in 2007were increased by $1,657, for the cost of samples given to perspective customers.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended February 28, 2007, operations were primarily financed by the proceeds issue of Convertible Notes of $700,000, an increase in accounts payable and accrued liabilities of $178,736 and cash on hand at May 31, 2006.  As of February 28, 2007, we had an overdraft of $48 and had a working capital deficit of $4,100,973. As of the year ending May 31, 2006, we had a working capital deficit of $2,747,255.

As of February 28, 2007 we had inventory on hand of $331,121, consisting of raw materials ($163,219) and finished goods ($167,902).

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

(a) (iv) In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion feature of $213,941 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $446,059 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of five years, a risk free interest rate of 4.07%, an expected volatility of 111%, and an expected dividend yield of 0%. The Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $660,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the nine month period ended February 28, 2007, interest expense of $nil (February 28, 2006, as restated - $493,643) has been accreted. At May 31, 2006, $340,000 of the $660,000 convertible notes had been converted into common shares leaving a balance of $320,000. During the nine month period ended February 28, 2007 an additional $163,824 was converted into common shares leaving a balance of $156,176.

(a) (v) There are specific provisions for use of proceeds and penalties should the Company vary more than 5% for each individual item specified on the use of proceeds. The Company is also committed to paying a due diligence fee of 9% of the total convertible notes issued (50% or $49,500 of which was paid in cash and the other 50% was paid in the form of $49,500 in convertible notes with the same terms as above and without warrants). For the $49,500 in convertible notes, the Company accreted in full, as at May 31, 2006, the interest expense over the term of the convertible notes of $49,500 resulting from the difference between the stated value and carrying value at the date of issuance. During the nine months ended February 28, 2007, interest expense of $nil (February 28, 2006, as restated - $13,463) has been accreted. During the nine month period ended February 28, 2007, principal of $32,200 was converted into common shares leaving a balance of $17,300.

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

The Company will record interest expense over the term of the convertible notes of $140,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the nine months ended February 28, 2007, interest expense of $23,067 (February 28, 2006, as restated - $80,548) has been accreted to increase the carrying value to $140,000 at February 28, 2007 in accordance with EITF 00-27. At May 31, 2006, $6,364 of the $140,000 convertible notes had been converted into common shares leaving outstanding principal of $133,636 with a carrying value of $110,569. During the nine month period ended February 28, 2007 an additional $9,200 was converted into common shares leaving a balance of $124,436.

(a) (vii) On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000. The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7 (a)(ii). The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share. The Company recognized the intrinsic value of the beneficial conversion feature on the $493,200 convertible notes issued of $213,566 as additional paid-in capital. The Company recognized the fair value of the detachable warrants of $279,634 as additional paid-in capital. The Company will record interest expense over the term of the convertible notes of $493,200 resulting from the difference between the stated value and carrying value at the date of issuance. During the nine month period ended February 28, 2007, interest of $309,833 (February 28, 2006 as restated - $56,752) has been accreted to increase the carrying value at conversion in accordance with EITF 00-27. At May 31, 2006, $3,636 of the $493,200 convertible notes had been converted into common shares leaving outstanding principal of $489,564 with a carrying value of $179,731. During the nine month period ended February 28, 2007 an additional $10,000 was converted into common shares leaving outstanding principal of $479,564 with a carrying value of $479,564.

The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock assuming complete conversion pertaining to the $193,200 in liquidated damages as per the terms of the financing agreements. The additional 4,081,691 were included in the SB-2 filed on May 19, 2006.

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

(b) (iii) On May 30, 2006 the Company’s solicitors received a letter from the SEC indicating that the SEC would not be reviewing the SB-2 and indicating that the filing could not "go effective" until the Company had increased its Authorized Capital. On July 26, 2006, the Company increase the authorized capital from 100,000,000 to 750,000,000 shares. The SB-2 was declared effective in October 2006.

(b) (iv) As at February 28, 2007, the Company has issued callable secured convertible notes totalling $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion feature of $1,236,063 as additional paid-in capital. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $680,176 as additional paid-in capital. The fair value of the warrants issued were determined by using the Black-Scholes option pricing model assuming an expected life of seven years, a risk free interest rate of 4.61% and 4.89%, an expected volatility of 164%, and an expected dividend yield of 0%. The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity. Interest expense for the nine month period ended February 28, 2007 on principal of $2,000,000 totalling $495,886 has been accreted (May 31, 2006 - $45,893). During the nine month period ended February 28, 2007, $134,749 was converted into common shares leaving outstanding principal of $1,865,251 with a carrying value of $490,791.

(c) During the nine month period ended February 28, 2007, interest of $147,297 was accrued on the convertible notes. During the nine month period ended February 28, 2007, convertible notes with a principal amount of $349,973 and accrued interest of $7,867 were converted into 106,020,824 shares of common stock.

(d) The Company incurred and deferred debt issue costs of $27,700 during the nine month period ended February 28, 2007 for a total of $597,300 pertaining to convertible notes to be amortized over the related terms to maturity, of which $347,800 was paid by cash proceeds of financing arrangements, $49,500 incurred as described in Note 7(a)(v) and a further $200,000 was accrued for warrants to be issued as placement agent fees. During the nine months ended February 28, 2007, $128,404 (2006 - $122,938) has been charged to debt issue costs. At February 28, 2007 the balance remaining to be charged to operations totalled $279,148 (May 31, 2006- $ 379,852).

 SUBSEQUENT EVENTS

1.
On March 1, 2007, the Company completed financing agreements for $250,000 with private investors (the “Investors”). The Company issued to the investors callable secured convertible notes totaling $250,000 with a 6% interest rate and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 45 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 10 million shares of the Company’s common stock at an exercise price of $.002. Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, for a total of 120 million shares, within 45 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.

2.
On March 1, 2007, as part of a cost-cutting program the Company’s senior management agreed to reduce salary and consulting fees by 65% for the period March 1, 2007 to May 31, 2007. In addition, the Company’s office building was listed for sale.

3.
In March 2007, the Company entered into a six-year agreement with a distributor in Indonesia. The distributor is granted the right to use the Company trademarks and product names. The agreement will automatically renew for further periods of four years unless either party provides notification within 30 days of expiration.

4.
In March 2007, the Company entered into a consulting agreement for financial and marketing advice including the production of marketing materials and introductions to distributors, buyers and stores for the animal care line of products. The term of the contract is dependent on completion of the agreed upon tasks which are expected to require nine months to complete. As payment, the Company is to provide 44 million shares of common stock of the Company, immediately, or, as soon as a registration statement can be completed with the SEC.

5.
In March 2007, the Company completed an agreement for an advertising campaign and agreed to pay a fee for referrals not to exceed $20,000. The agreement does not have a specific term but can be canceled by the Company on five days notice.

6.
In March 2007, the Company received Notice of Conversion from the private investors in connection with the April 2005 financing. The Company issued 7,744,555 shares of its common stock upon the conversion of $7,189 in principal amount of the convertible debenture.

7.
In March 2007 and in April 2007 to date the Company received Notice of Conversion from the private investors in connection with the March 2006 financing. The Company issued 24 million shares of its common stock in return for the conversion of $23,800 in principal amount of the convertible debenture.

8.
On March 31, 2007, the Company entered into a consulting agreement for financial advisory services, marketing planning and strategic planning advice. The term of the contract is for one year. As consideration, the Company is to issue in three installments for a total of 20 million shares of common stock of the Company as soon as a registration statement can be completed with the SEC.

9.
In March 2007, the Company entered into a consulting agreement for one year of strategic advice and corporate planning in consideration for $80,000 or the issuance of 40 million shares of common stock.

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

The Company’s system of disclosure controls and procedures were augmented in September 2004, through the Company obtaining accounting advice from external advisors on technical GAAP issues. The Certifying Officers believe, based on controls in place at February 28, 2007, that the Company’s control procedures at February 28, 2007 are effective.

b) Changes in internal controls

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending February 28, 2007 and there were no such control actions taken during the quarterly period ending February 28, 2007

PART II - OTHER INFORMATION

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

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to the former Vice President of $131,458 recorded in its books as at February 28, 2007. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, the former Vice President has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from the former Vice President and E-Clarity Consulting Inc.

Other than noted above, there is no litigation pending or threatened by or against us.

Item 2 - Changes in Securities

During the three months ended February 28, 2007, the Company issued 106,020,824 shares of common stock pursuant to the conversion of $135,864 in convertible notes payable and $1,907 in accrued interest.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits

31.1 Certification of Darrell Stevens, CEO 31.2 Certification of Darrell Stevens, CEO
32.1 Certification of Charles Austin CFO, 32.2 Certification of Charles Austin, CFO

b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ Darrell Stevens	Chief Executive Officer	Dated: April 16, 2007
Darrell Stevens

By:	/s/Charles Austin	Chief Financial Officer, Chief Accounting	Dated: April 16, 2007
	Charles Austin	Officer, Secretary, and Director