Form 10KSB
period 2007-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2007-11-02
CIK 1092534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Revenues for year ended May 31, 2007:	$95,577

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 1, 2007, was: $300,000

Number of shares of the registrant’s common stock outstanding as of November 1, 2007 is: 750,000,000

Transfer Agent for the Company is:	Signature Stock Transfer, Inc.
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

On April 19, 2007, (the “ Effective Date”) Dr. Mark Alden, William Douglas Ernsberger, James MacDonald and James Haney resigned from the Board of Directors.  On April 19, 2007 Charles Austin resigned from the Board of Directors as well as from his positions of Chief Financial Officer and Chief Accounting Officer.

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

(a) (iv)  On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above in Note 7 (a). The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

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

       (a) (viii) The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 8 and 22) on the convertible notes equal to the fair value of the conversion feature and warrants of $3,689,435 and a discount on the notes of $1,342,700.  During the year ended May 31, 2007, interest of $332,900 (May 31, 2006 – $449,174) has been accreted. At May 31, 2006, $350,000 of the $1,342,700 convertible notes had been converted into common shares leaving outstanding principal of $992,700 with a carrying value of $659,800.  During the year ended May 31, 2007 an additional $267,063 was converted into common shares leaving outstanding principal of $725,637 with a carrying value of $725,637.

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

       (b) (iii)  On May 30, 2006 the Company’s solicitors received a letter from the SEC indicating that the SEC would not be reviewing the SB-2 and indicating that the filing could not "go effective" until the Company had increased its Authorized Capital. On July 26, 2006, the Company increased the authorized capital from 100,000,000 to 750,000,000 shares.  The SB-2 was declared effective in October 2006.

       (b) (iv)  As at May 31, 2007, the Company has issued callable secured convertible notes totalling $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 8 and 22) on the convertible notes equal to the fair value of the conversion feature and warrants of $5,780,668 and a discount on the notes of $2,000,000.  The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity.  Interest expense for the year ended May 31, 2007 on principal of $2,000,000 totalling $495,886 has been accreted (2006 - $45,893). During the year ended May 31, 2007, $172,409 was converted into common shares leaving outstanding principal of $1,827,591 with a carrying value of $625,651.

MARCH 2007 FINANCING

        On March 1, 2007, the Company completed financing agreements for $250,000 with private investors (the “Investors”). The Company issued to the investors callable secured convertible notes totalling $250,000 with a 6% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 45 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The SB-2 has not been filed.  The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

       In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 10 million shares of the Company’s common stock at an exercise price of $.002.  Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, for a total of 120 million shares, within 45 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.  The underlying shares have not been registered and the Company has defaulted on the convertible notes.

       There are liquidated damages or cash penalties payable to the warrant holder if the Company cannot register the shares underlying the warrants.  The Company must file an SB-2 to register the warrant shares within 45 days from the closing date and have the SB-2 declared effective within 120 days.  If the Company fails to file by the 45th day, there is a 2% penalty payable as of that date.  Then on the 30th day thereafter there is another 2% penalty, prorated if the default is cured during the 30 day period.  If the SB-2 is not declared effective by the 120th day, then on the 30th day after that day there is a 2% penalty and on each 30th day after that another 1% penalty, again prorated to a maximum of 6%.  The penalties commenced April 14, 2007 at 2% of $250,000 and continue at 2% per month for each month thereafter until the Convertible Notes mature in March 2010. The maximum penalty payable is $15,000.  At May 31, 2007 the Company has recorded $7,500 in accrued liabilities for the 2% penalties that have accrued from April 14, 2007 to May 31, 2007.

At May 31, 2007, the fair value of the warrants was $9,844 and the conversion feature was $463,514.  The fair value of the warrants and the conversion feature upon issuance of convertible notes on March 1, 2007 was $29,725 and $709,621, respectively.

INQUIRY FROM THE ORGANIZATION FORMERLY KNOWN AS THE NASD

On March 23, 2005, we received an inquiry from the staff of the Market Regulation department of the organization formerly known as the NASD regarding our trading activity. The inquiry consisted of 13 questions about our outstanding contracts and business operations. We subsequently responded to the organization formerly known as the NASD inquiry with all required documentation. We have not received any further inquiries from the organization formerly known as the NASD.

EMPLOYEES

As of November 1, 2007 we have 2 full time employees, 4 consultants under contract and 2 part time employees.   With the restructuring of the company we have laid off the balance of employees with the intention of re-hiring them as sales and revenues increase.  We have never had a work stoppage, and no employees are represented under collective bargaining agreements.  We consider our relations with current and past employees and consultants as good.  Our contract maufacturers, Summit Labs in Chicago and Natures Formulae in Kelowna, B.C. are capable of handling 25,000 bottles per shift and Summit Labs can also facilitate packaging and shipping of 25,000 bottles per day.

Our management team of employees and consultants combines 210 years of corporate management, and sales and marketing experience with a strong emphasis in financial accounting, pharmaceutical, and banking experience.  The medical research team is comprised of world-renowned medical professionals in the fields of dermatology,veterinary medicine and radiation oncology.

ITEM 2.  DESCRIPTION OF PROPERTY

On August 30, 2005, we completed the purchase of an office building at 1710 Shuswap Ave, Lumby, British Columbia, V0E 2G0, which will become the Company’s head office. The Company purchased the office building for $325,000 (Canadian dollars) and paid brokerage, loan and acceptance fees totaling $36,125 (Canadian dollars). The Company financed the purchase with mortgages totaling $350,000 (Canadian dollars) with a first mortgage of $211,250, (Canadian dollars) bearing interest at 9.95%, and a one-year term and a second mortgage of $138,750(Canadian dollars) for a one year term bearing interest of 15% per annum.

Subsequent to May 31, 2007, the mortgages were foreclosed.  The Company applied for and was granted a 6 month grace period to find another lender or sell the property. The property has been sold on October 31, 2007.

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

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to Barbara Smith of $131,458 recorded in its books as at May 31, 2007. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her.

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

On May 9, 2007, the former CFO of the Company commenced legal proceedings against the Company seeking judgement for unpaid services pursuant totalling $73,312 plus costs and on May 25, 2007 filed an application for summary judgement.  The Company retained counsel to defend against the action and in particular the application for judgment.  The Company is not taking issue with the amount claimed, but it is claiming that the former CFO should be precluded from taking the proceedings at this time and obtaining judgment because of an agreement between the Company’s executives initiated by himself whereby they all agreed to postpone payment of unpaid salaries and bonuses until the Company's finances improved to make the payments viable without threatening the Company's ability to advance its business interests.  The Company's counsel has served its own application dated July 6, 2007 to stay (or suspend) the prosecution of based on this agreement.  Both applications are currently pending.  No court date has been set for their hearing.  The amount claimed was accrued at May 13, 2007.

 Other than noted above, there is no litigation pending or threatened by or against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2006, the Company filed a Preliminary Form 14A with the SEC informing the shareholders of an Annual Meeting on July 26, 2006. Included in the resolutions for approval by the Shareholders was an Amendment to the Company bylaws to increase the Authorized Capital from 100,000,000 shares to 750,000,000 shares. Also included was a resolution for approval of the 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons; to elect seven (7) directors to serve until the next annual meeting or until their successors are duly elected and qualified; to authorize the formation of an Audit Committee and a Compensation Committee and to ratify the members thereto; and to ratify the engagement of our new auditors,. On July 26, 2006, at the Annual Meeting of Shareholders, the shareholders approved all of the above actions.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the OTC Bulletin Board under the symbol “AVVW.” The following table sets forth the high and low bid prices for our common stock for the last three fiscal years (since the first fiscal quarter of the fiscal year June 1, 2002 through May 31, 2007).

YEAR	QUARTER	HIGH	LOW

2003-04	Third(December 1-February 28)	0.51	0.30
2004	Fourth(March 1-May 31)	0.74	0.25
2004	First(June 1-August 31)	0.578	0.22
2004	Second(September 1-November 30)	0.39	0.235
2004-05	Third(December 1-February 28)	0.31	0.145
2005	Fourth(March 1-May 31)	0.25	0.09
2005	First(June 1-August 31)	0.19	0.10
2005	Second (September 1 – November 30)	0.15	0.055
2005-06	Third (December 1 – February 28)	0.14	0.049
2006	Fourth (March 1-May 31)	0.058	0.028
2006	First (June 1 – August 31)	0.054	0.020
2006	Second (September 1 – November 30)	0.030	0.005
2006-07	Third (December 1 – February 28)	0.0084	0.0021
2007	Fourth (March 1 – May 31)	0.0004	0.0004
2007	First (June 1 – August 31)	0.0004	0.0004
2007	Second (September 1 – November 1)	0.0004	0.0004

As of November 1, 2007, in accordance with our transfer agent records, we had 160 shareholders of record. Such shareholders of record held 750,000,000 shares of our common stock.

DIVIDENDS

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

As of May 31, 2007, we have a working capital deficit of $14,499,377 and have accumulated operating losses of $22,999,430 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

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

During the year ended May 31, 2007 the Company entered into a six-year agreement with a distributor for Indonesia.  The distributor is granted the right to use the Company trademarks and product names.  The agreement will automatically renew for further periods of three years unless either party provides notification within 90 days of expiration.

The  Company also entered into a consulting agreement for financial and marketing advice including the production of marketing materials and introductions to distributors, buyers and stores for the animal care line of products.  The term of the contract is dependent on completion of the agreed upon tasks which are expected to require nine months to complete. As payment, the Company is to provide 44,000,000 shares of common stock of the Company, immediately, or, as soon as a registration statement can be completed with the SEC.

During the year ended May 31, 2007 the Company completed an agreement for an advertising campaign and agreed to pay a fee for referrals not to exceed $20,000.  The agreement does not have a specific term but can be canceled by the Company on seven days notice.

During the year ended May 31, 2007, the Company entered into a consulting agreement for financial advisory services, marketing planning  and Strategic Planning advice. The term of the contract is for one year. The Company is to provide 20,000,000 shares of common stock of the Company as soon as a registration statement can be completed with the SEC. The shares are to be issued in three installments of 6 million 6,667,000 shares at the beginning of each three-month period.

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

During the year ended May 31, 2007, as part of a cost-cutting program, the Company’s senior management agreed to reduce salary and consulting fees by 65% for the period March 1, 2007 to May 31,2007. In addition, the Company’s office building was listed for sale.

RESULTS OF OPERATIONS FOR TWELVE MONTHS ENDED MAY 31, 2007 COMPARED TO THE TWELVE MONTHS ENDED MAY 31, 2006.

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2007 was $4,470,747 ($0.03 per share) compared to a net loss of $10,500,563 ($0.25 per share) in 2006, a decrease of $6,029,816. The primary cause of the decreased loss was the $5,085,013 gain on the change in fair value of derivative liabilities  relating to the convertible notes. In 2007, the Company recorded Sales of $95,577, compared to $18,657 in 2006. Cost of sales in 2007 were increased to $444,096 due to the impairment of inventory of 337,237.

LIQUIDITY AND CAPITAL RESOURCES

For the twelve months ended May 31, 2007, operations were primarily financed by the proceeds issue of Convertible Notes of $950,000, an increase in accounts payable and accrued liabilities of $5,253,564 and cash on hand at May 31, 2006.  As of May 31, 2007, we had an cash of  $8,571 and had a working capital deficit of 14,499,377. As of the year ending May 31, 2006, we had a working capital deficit of $12,447,778.

As of May 31, 2007 we have recorded an allowance for slow moving obsolete inventory of $ 337,237.

	May 31, 2007 $	May 31, 2006 $ Restated

a) Convertible notes (“April 2005 Financing”) interest rate 15% per annum; due one year from issuance; convertible at 50% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	725,637	659,800

b) Convertible notes (“March 2006 Financing”) interest rate 15% per annum; due three years from issuance; convertible at 60% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	625,651	45,893

c) Convertible notes (“March 2007 Financing”) interest rate 15% per annum; due three years from issuance; convertible at 50% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	20,757	–

Convertible notes	1,372,045	705,693

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

(a) (iv)  On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above in Note 7 (a). The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

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

       (a) (viii) The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

       The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 8 and 22) on the convertible notes equal to the fair value of the conversion feature and warrants of $3,689,435 and a discount on the notes of $1,342,700.  During the year ended May 31, 2007, interest of $332,900 (May 31, 2006 – $449,174) has been accreted. At May 31, 2006, $350,000 of the $1,342,700 convertible notes had been converted into common shares leaving outstanding principal of $992,700 with a carrying value of $659,800.  During the year ended May 31, 2007 an additional $267,063 was converted into common shares leaving outstanding principal of $725,637 with a carrying value of $725,637.

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

       (b) (iv)  As at May 31, 2007, the Company has issued callable secured convertible notes totalling $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

       The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 8 and 22) on the convertible notes equal to the fair value of the conversion feature and warrants of $5,780,668 and a discount on the notes of $2,000,000.  The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity.  Interest expense for the year ended May 31, 2007 on principal of $2,000,000 totalling $495,886 has been accreted (2006 - $45,893). During the year ended May 31, 2007, $172,409 was converted into common shares leaving outstanding principal of $1,827,591 with a carrying value of $625,651.

       (c) March 2007 Financing

       On March 1, 2007, the Company completed financing agreements for $250,000 with private investors (the “Investors”). The Company issued to the Investors callable secured convertible notes totalling $250,000 with a 6% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 45 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The SB-2 has not been filed.  The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.002 per share.  Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, for a total of 120 million shares, within 45 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.  The underlying shares have not been registered and the Company has defaulted on the convertible notes.  The Company must make default payments at the borrower’s option in cash or stock.

       (c)(i) The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

        (c)(ii) There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants.  The Company must file an SB-2 to register the warrant shares within 45 days from the closing date and have the SB-2 declared effective within 120 days.  If the Company fails to file by the 45th day, there is a 2% penalty payable as of that date.  Then on the 30th day thereafter there is another 2% penalty, prorated if the default is cured during the 30 day period.  If the SB-2 is not declared effective by the 120th day, then on the 30th day after that day there is a 2% penalty and on each 30th day after that another 1% penalty, again prorated to a maximum of 6%.  The penalties commenced April 14, 2007 at 2% of $250,000 and continue at 2% per month for each month thereafter until the Convertible Notes mature in March 2010. The maximum penalty payable is $15,000.  At May 31, 2007 the Company has recorded $7,500 in accrued liabilities for the 2% penalties that have accrued from April 14, 2007 to May 31, 2007.

      (c)(iii) The Company evaluated the conversion feature under the guidance of FASB 133, EITF 00-19 and EITF Issue No. 06-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 06-2”). Pursuant to FASB 133, the embedded conversion feature was separated from the host contract and the conversion feature was classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

       (c)(iv) At May 31, 2007, the fair value of the warrants was $9,844 and the conversion feature was $463,514.  The fair value of the warrants and the conversion feature upon issuance of convertible notes on March 1, 2007 was $29,725 and $709,621, respectively.

       (c)(v) For the year ended May 31, 2007, the Company recorded $20,757 as the accretion of interest expense on the convertible notes increasing the carrying value to $20,757 and $223,358 as unrealized losses arising from the change in the fair value of the warrants and the conversion feature.

       (d) During the year ended May 31, 2007, interest of $223,629 was accrued on the convertible notes. During the year ended May 31, 2007, convertible notes with a principal amount of $439,472 and accrued interest of $18,817 were converted into 350,647,906 shares of common stock.

       (e) The Company incurred and deferred debt issue costs of $55,700 during the year ended May 31, 2007 for a total of $625,300 pertaining to convertible notes to be amortized over the related terms to maturity, of which $375,800 was paid by cash proceeds of financing arrangements, $49,500 incurred as described in Note 7(a)(v) and a further $200,000 was accrued for warrants to be issued as placement agent fees.  During the year ended May 31, 2007, $167,646 (2006 - $166,037) has been charged to debt issue costs. At May 31, 2007 the balance remaining to be charged to operations totalled $267,905 (May 31, 2006- $379,852). The Company incurred financing costs of $28,000 in connection with the issuance of the Convertible Notes and warrants which is being deferred and amortized over the term of the Convertible Notes.  At May 31, 2007, $2,327 has been amortized.

                (f)  At May 31, 2007, the Company recorded $4,900,000 in accrued liabilities representing the penalties relating to the convertible notes described in Notes 7(a)-(c)

SUBSEQUENT EVENTS

From June through September 2007, the Company received Notice of Conversion from the private investors in connection with the April 5, 2005, $1,100,000 financing. The Company issued  282,163,343 shares of its common stock upon the conversion of $67,894 in principal amount of the convertible debenture and $4,647 in interest.

From June through September 2007, the Company received Notice of Conversion from the private investors in connection with the March 30, 2006, $2,000,000 financing. The Company issued 36,541,011 shares of its common stock in return for the conversion of $11,582 in principal amount of the convertible debenture.

On July 24, 2007, the Company completed financing agreements for $150,000 with private investors (the “Investors”). The Company issued to the Investors callable secured convertible notes totalling $150,000 with an 8% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 30 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 30 million shares of the Company’s common stock at an exercise price of $.001.  Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the 2.25 times the number of shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, within 45 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.

Subsequent to May 31, 2007, the mortgages referred to in Note 10 were foreclosed.  The Company applied for and was granted a 6 month grace period to find another lender or sell the property.

Subsequent to May 31, 2007, the Company failed to register the 120 million shares underlying the Notes and Warrant referred to in Note 7(c) within 120 days of the closing date pursuant to the terms of the Registration Rights Agreement.  As a result the Company has defaulted on the Convertible Notes.

Subsequent to May 31, 2007, the Company entered into an agreement limiting the standard liquidated damages and penalties payable on the Company’s outstanding convertible notes referred to in Note 7(f) to $4,900,000.

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

Derivative instruments and convertible debt. In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).   The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes described in Note 7.  These embedded derivatives include the conversion features and warrants issued.  The Company evaluates convertible notes with detachable warrants under the guidance of FASB 133, EITF 00-19 and EITF Issue No. 06-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 06-2”). Pursuant to FASB 133, the embedded conversion features were separated from the host contract and the conversion features were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded as non-operating, non-cash income or expense at each reporting date.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated within the time periods specified in the Commission’s rules and forms. During the preparation of the May 31, 2007 financial statements, the Company concluded that it was necessary to restate its financial results for the fiscal years ended May 31, 2006 and 2005 and for the interim periods ended August 31, November 30, and February 28, during fiscal 2007 and 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible notes issued in fiscal 2006 and 2005.  The Company had previously recorded a beneficial conversion feature, valued the conversion features and detachable warrants at the intrinsic value and classified the convertible instruments as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of and at fair value as of each subsequent balance sheet date.  At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

The Company’s system of disclosure controls and procedures were augmented in September 2004, through the Company obtaining accounting advice from external advisors on technical GAAP issues. The Certifying Officers believe, based on controls in place at May 31, 2007, that the Company’s control procedures at May 31, 2007 are effective.

b) Changes in internal controls

Our Certifying Officer have indicated that there were no changes in our internal controls or other factors that could affect such controls during the year ending May 31, 2007 and there were no such control actions taken during the year May 31, 2007.

ITEM 7.	FINANCIAL STATEMENTS

AVVAA World Health Care Products, Inc.
(A Development Stage Company)

DAVIDSON & COMPANY LLP
Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avvaa World Health Care Products, Inc.

We have audited the accompanying consolidated balance sheets of Avvaa World Health Care Products, Inc. as at May 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from the date of inception on March 25, 1999 to May 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at May 31, 2007 and 2006 and the results of its operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on March 25, 1999 to May 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is dependent upon financing to continue operations, has suffered recurring losses from operations since inception, has a working capital deficit as of May 31, 2007, and has total liabilities that exceed its total assets.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to these matters are discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 22 to the consolidated financial statements, the Company has restated its financial statements for the years ended May 31, 2006 and 2005 to properly reflect the accounting for the convertible notes, related debt derivatives and warrants.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

October 30, 2007

A Member of SC INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947  Fax (604) 687-6172

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)

	May 31,	May 31,
	2007 $	2006 $ (Restated)

Assets

Current Assets
Cash	8,571	627,163
Accounts receivable, net of allowance of $Nil (2006 $Nil)	27,765	12,026
Inventory (Note 3)	–	352,387
Prepaid expenses and deposits	16,297	8,103

Total Current Assets	52,633	999,679

Property and Equipment (Note 5)	315,117	328,410

Website Development Costs (Note 6)	1,541	4,458

Deferred Financing Fees (Notes 7(e))	267,905	379,852

Total Assets	637,196	1,712,399

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	746,114	656,259
Accrued liabilities	5,526,410	362,701
Convertible notes, less unamortized discount of $1,431,183 and $1,587,007, respectively (Note 7)	1,372,045	705,693
Derivative liabilities (Note 7 and 8)	4,770,077	9,700,523
Due to related parties (Note 9)	1,601,439	1,485,133
Other advances (Note 10)	211,999	219,399
Mortgages payable (Note 11)	323,926	317,749

Total Current Liabilities	14,552,010	13,447,457

Commitments and Contingencies (Notes 1, 16 and 17)
Subsequent Events (Note 21)

Stockholders’ Deficit

Common Stock – 750,000,000 and 100,000,000 shares authorized, respectively, at $0.001 par value; 416,618,146 issued and outstanding (2006 - 55,970,240)	416,618	55,971

Additional Paid-in Capital	9,112,102	7,739,062

Deferred Compensation (Note 12)	(273,079)	(854,035)

Accumulated Other Comprehensive Loss	(171,025)	(147,373)

Deficit Accumulated During the Development Stage	(22,999,430)	(18,528,683)

Total Stockholders’ Deficit	(13,914,814)	(11,735,058)

Total Liabilities and Stockholders’ Deficit	637,196	1,712,399

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)

	Accumulated
	from
	March 25, 1999
	(Date of Inception)	For the Years Ended
	to May 31,	May 31,
	2007 $	2007 $	2006 $ (Restated)

Sales	136,664	95,577	18,657

Cost of Sales	154,059	106,859	34,719
Provision for obsolete Inventory	337,237	337,237	-
Gross Profit (Loss)	(354,632)	(348,519)	(16,062)

Operating Expenses

Depreciation and amortization	71,919	27,521	25,932
Impairment loss on assets	310,898	–	–
Research and development	1,271,163	157,151	137,759
Selling, general and administrative	10,614,965	2,631,077	2,457,097

Total Operating Expenses	12,268,945	2,815,749	2,620,788

Net Loss from Operations	(12,623,577)	(3,164,268)	(2,636,850)

Debt Issue Costs	(357,395)	(167,646)	(166,037)
Gain on Settlement of Debt	13,317	–	–
Interest Expense	(2,719,284)	(1,323,846)	(1,232,180)
Liquidated damages	(4,900,000)	(4,900,000)	–
Other Income	17,828	–	–
Unrealized (Loss) Gain on Fair Value of Derivatives	(2,430,319)	5,085,013	(6,465,496)

Net Loss	(22,999,430)	(4,470,747)	(10,500,563)

Other Comprehensive loss

Foreign currency translation loss	(171,025)	(23,652)	(59,429)

Comprehensive Loss	(23,170,455)	(4,494,399)	(10,559,992)

Net Loss Per Share – Basic and Diluted		(0.03)	(0.25)

Weighted Average Common Shares Outstanding		136,646,448	42,394,847

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)

	Accumulated from March 25, 1999 (Date of Inception)	For the Years Ended
	to May 31,	May 31,
	2007 $	2007 $	2006 $ (Restated)
Operating Activities

Net loss	(22,999,430)	(4,470,747)	(10,500,563)

Adjustments to reconcile net loss to net cash used in operating activities
Allowance for obsolete inventory	337,237	337,237	–
Amortization of deferred compensation and other stock-based compensation	4,950,931	1,144,685	1,173,248
Depreciation and amortization	71,919	27,521	25,932
Gain on settlement of debt	(13,317)	–	–
Impairment loss on assets	310,898	–	–
Non-cash interest and debt issue costs	2,923,856	1,439,458	1,374,664
Recapitalization costs	(115,730)	–	–
Unrealized loss (gain) on derivative liabilities	2,430,319	(5,085,013)	6,465,496
Changes in non-cash working capital items
Accounts receivable	(20,921)	(10,167)	(3,170)
Inventory	(191,352)	4,212	(97,794)
Prepaid expenses and deposits	(8,418)	(7,314)	97,691
Accounts payable and accrued liabilities	6,473,251	5,277,876	155,392

Net Cash Used In Operating Activities	(5,850,757)	(1,342,252)	(1,309,104)

Investing Activities
Website development costs	(7,798)	–	–
Patent protection costs	(11,378)	–	–
Purchase of property and equipment	(51,588)	(2,786)	(15,047)
Advance royalty deposits	(220,000)	–	–

Net Cash Used In Investing Activities	(290,764)	(2,786)	(15,047)

Financing Activities
Advances from (repayment to) others	202,385	(9,010)	–
Advances from related parties	2,567,048	100,939	532,162
Repayments to related parties	(773,609)	–	(210,951)
Proceeds from convertible notes	3,400,250	700,250	1,740,000
Debt issue costs	(367,018)	(46,918)	(215,050)
Proceeds from issuance of common stock	1,235,637	–	–

Net Cash Provided by Financing Activities	6,264,693	745,261	1,846,161

Effect of Exchange Rate Changes on Cash	(114,601)	(18,815)	(7,842)

Change in Cash	8,571	(618,592)	514,168

Cash – Beginning of Period	–	627,163	112,995

Cash – End of Period	8,571	8,571	627,163

Supplementary cash flow information (Note 18)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(expressed in U.S. Dollars)

	Common Stock		Additional Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Subscribed $	Capital $	Compensation $	Loss $	Stage $	Total $

Balance – March 25, 1999 (Date of Inception)	1	–	–	–	–	–	–	–
Stock issued for cash pursuant to a private placement	10,125,000	10,125	–	(1,500)	–	–	–	8,625
Net loss for the period	–	–	–	–	–	–	–	–
Balance – May 31, 1999	10,125,001	10,125	–	(1,500)	–	–	–	8,625
Net loss for the year	–	–	–	–	–	–	(131,611)	(131,611)
Balance – May 31, 2000	10,125,001	10,125	–	(1,500)	–	–	(131,611)	(122,986)
Net loss for the year	–	–	–	–	–	–	(261,767)	(261,767)
Balance – May 31, 2001	10,125,001	10,125	–	(1,500)	–	–	(393,378)	(384,753)
Stock issued for cash pursuant to a private placement	1,537,500	1,538	–	(257)	–	–	–	1,281
Stock issued pursuant to conversion of convertible debentures	450,000	450	–	299,550	–	–	–	300,000
Net loss for the year	–	–	–	–	–	–	(509,095)	(509,095)
Balance – May 31, 2002	12,112,501	12,113	–	297,793	–	–	(902,473)	(592,567)
Re-capitalization transactions – June 28, 2002: Shares of AVVAA World Health Care Products, Inc. (formerly Sierra Gigante Resources Inc.)	2,709,200	2,709	–	(99,300)	(19,118)	–	–	(115,709)
Shares issued for services to be rendered	2,590,000	2,590	–	755,510	(758,100)	–	–	–
Amortization of deferred compensation	–	–	–	–	169,342	–	–	169,342
Common stock to be issued	–	–	181,198	–	–	–	–	181,198
Foreign currency translation adjustment	–	–	–	–	–	(68,896)	–	(68,896)
Net loss for the year	–	–	–	–	–	–	(819,608)	(819,608)
Balance at May 31, 2003	17,411,701	17,412	181,198	954,003	(607,876)	(68,896)	(1,722,081)	(1,246,240)
Shares issued for cash	2,776,131	2,776	(173,698)	682,142	–	–	–	511,220
Shares issued to settle debt	637,840	638	(7,500)	211,372	–	–	–	204,510
Shares issued to settle related party debt	390,000	390	–	268,610	–	–	–	269,000
Shares issued for services	1,450,000	1,450	–	780,050	(781,500)	–	–	–
Amortization of deferred compensation	–	–	–	–	893,345	–	–	893,345
Value of stock options granted		–	–	75,825	–	–	–	75,825
Share subscriptions received	–	–	70,000	–	–	–	–	70,000
Shares cancelled	(210,000)	(210)	–	210	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	21,235	–	21,235
Net loss for the year	–	–	–	–	–	–	(2,306,783)	(2,306,783)
Balance at May 31, 2004	22,455,672	22,456	70,000	2,972,212	(496,031)	(47,661)	(4,028,864)	(1,507,888)
Shares issued for cash, subscriptions and consulting services	2,200,000	2,200	(70,000)	547,800	–	–	–	480,000
Shares issued to purchase inventory	500,000	500	–	119,500	–	–	–	120,000
Shares issued to settle debt	1,213,500	1,213	–	301,719	–	–	–	302,932
Shares issued to settle related party debt	505,000	505	–	80,295	–	–	–	80,800
Shares issued for services to be rendered	8,920,700	8,921	–	2,005,383	(2,014,304)	–	–	–
Amortization of deferred compensation	–	–	–	–	1,190,610	–	–	1,190,610
Value of stock options granted	–	–	–	210,377	–	–	–	210,377
Foreign currency translation adjustment	–	–	–	–	–	(40,283)	–	(40,283)
Net loss for the year (Restated)	–	–	–	–	–	–	(3,999,256)	(3,999,256)
Balance at May 31, 2005 (Restated)	35,794,872	35,795	–	6,237,286	(1,319,725)	(87,944)	(8,028,120)	(3,162,708)
Shares issued for services	10,870,700	10,871	–	684,213	(662,500)	–	–	32,584
Stock issued pursuant to conversion of convertible notes	9,304,668	9,305	–	397,087	–	–	–	406,392
Value of derivative liabilities relating to convertible notes converted to common stock	–	–	–	408,009	–	–	–	408,009
Value of stock options granted	–	–	–	12,467	–	–	–	12,467
Amortization of deferred compensation	–	–	–	–	1,128,190	–	–	1,128,190
Foreign currency translation adjustment	–	–	–	–	–	(59,429)	–	(59,429)
Net loss for the year (Restated)	–	–	–	–	–	–	(10,500,563)	(10,500,563)
Balance at May 31, 2006 (Restated)	55,970,240	55,971	–	7,739,062	(854,035)	(147,373)	(18,528,683)	(11,735,058)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2007, the Company has not recognized significant revenue, has a working capital deficit of $14,499,377 and has accumulated operating losses of $22,999,430 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

2.            Summary of Significant Accounting Principles (continued)

(d)	Year End

The Company’s fiscal year end is May 31.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(f)	Accounts Receivable

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended May 31, 2007 and 2006 were $157,151 and $137,759 respectively.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

2.            Summary of Significant Accounting Principles (continued)

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

2.            Summary of Significant Accounting Principles (continued)

(q)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 14,450,000 and 5,200,000 for the years ended May 31, 2007 and 2006, respectively, have been excluded from the above calculations as they would be anti-dilutive. Outstanding warrants for the years ended May 31, 2007 and 2006 were 76,318,348 and 66,318,348 warrants, respectively, and shares issuable on the conversion of convertible notes have also been excluded from the above calculations as they would be anti-dilutive.

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

(s)	Derivative Liabilities

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).   The Company’s derivative financial instruments consist of warrant derivatives and embedded derivatives related to the non-conventional notes described in Note 7.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values on the date of the agreement and at each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.

(t)	Income Taxes

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

2.            Summary of Significant Accounting Principles (continued)

(u)	Stock-based Compensation

The Company records stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

 SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Shares issued for non-cash consideration were valued (1) based on the fair value of the services and/or goods provided when these amounts were more readily determinable than the value of the shares at the date of issue; and (2) based on the fair market value of the shares at the date of issue when their value was more readily determinable than the value of the services provided.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

(v)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

(w)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

2.            Summary of Significant Accounting Principles (continued)

(w)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.            Inventory

	May 31, 2007		May 31, 2006
	Net Carrying Value		Net Carrying Value
		$	$

Raw materials	157,326		162,447
Finished goods	179,911		189,940
Allowance for slow moving/obsolete inventory	(337,237)		–

	–		352,387

4.     Distribution Agreement

Pursuant to two separate License Agreements entered into in September 1999 and February 2002, the Company has been granted by the Inventor of certain products known as Neuroskin, Nail Fit, Razor Rash, Dermac and Itch-X, the sole and exclusive right and license to manufacture, produce, package, distribute, market, promote, use and sell, among other things, certain human and animal skin care treatments and products. These products have received acknowledgement from the US Food and Drug Administration (“FDA”) as compliant products for over the counter pharmaceuticals as well as cosmetics skin care products. Canadian DIN approvals for these products have been renewed and will be activated 30 days prior to initial sales in Canada. The license rights include all countries in the world with the exception of Germany, Switzerland, Austria, Netherlands, Belgium, Luxembourg and Lithuania.

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
May 31, 2007

4.     Distribution Agreement (continued)

Pursuant to the original License Agreements the Company paid the Inventor royalty advances of $220,000 (written off in full during the year ended May 31, 2005). Under the original License Agreements these amounts were to be offset against future royalties due to the Inventor or his company.

On December 30, 2005, the Company entered into a new Distribution Agreement (the “Agreement”) with the Inventor of the patented Neuroskin line of skin care products, the Inventor’s company and two companies related to the Inventor. These companies have guaranteed and assumed the obligations of the Inventor to meet product supply demands. This Agreement supersedes the Company’s License Agreements made with the Inventor and his company in September 1999 and February 2002.

Pursuant to the new Agreement, the Company maintains its exclusive distribution rights to distribute the Neuroskin line of products in North America, Central America, South America, India, South East Asia, West Indies, Greater Antilles, Australia, Africa, China and Great Britain. The Neuroskin line of products is a patented, European line of skin care products used for the symptomatic treatment of diseases of the skin including psoriasis and acne. The patents and trademarks are owned by the Inventor and/or his companies and are registered in various jurisdictions. The term of the new Agreement is fifteen years with an option to the Company to extend the term for a further fifteen years. The prices for the supply of the Neuroskin products have been agreed to. There are no minimum purchase requirements, no sales targets and no royalties are payable.

5.            Property and Equipment

					May 31, 2007		May 31, 2006
	Cost		Accumulated Depreciation		Net Carrying Value		Net Carrying Value
		$		$		$	$

Land	24,833		–		24,833		24,114
Building	311,005		27,213		283,792		290,673
Computer equipment	17,168		16,288		880		6,545
Moulds	8,087		5,391		2,696		5,235
Office equipment	5,797		2,881		2,916		1,843

	366,890		51,773		315,117		328,410

6.            Website Development Costs

					May 31, 2007		May 31, 2006
	Cost		Accumulated Amortization		Net Carrying Value		Net Carrying Value
		$		$		$	$

Website development costs	9,151		7,610		1,541		4,458

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

7.     Convertible Notes

	May 31, 2007 $	May 31, 2006 $ Restated

a) Convertible notes (“April 2005 Financing”) interest rate 15% per annum; due one year from issuance; convertible at 50% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	725,637	659,800

b) Convertible notes (“March 2006 Financing”) interest rate 15% per annum; due three years from issuance; convertible at 60% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	625,651	45,893

c) Convertible notes (“March 2007 Financing”) interest rate 15% per annum; due three years from issuance; convertible at 50% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	20,757	–

Convertible notes	1,372,045	705,693

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

(a) (iv)  On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above in Note 7 (a). The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

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

(a) (viii) The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 8 and 22) on the convertible notes equal to the fair value of the conversion feature and warrants of $3,689,435 and a discount on the notes of $1,342,700.  During the year ended May 31, 2007, interest of $332,900 (May 31, 2006 – $449,174) has been accreted. At May 31, 2006, $350,000 of the $1,342,700 convertible notes had been converted into common shares leaving outstanding principal of $992,700 with a carrying value of $659,800.  During the year ended May 31, 2007 an additional $267,063 was converted into common shares leaving outstanding principal of $725,637 with a carrying value of $725,637.

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
May 31, 2007

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

(b) (iii)  On May 30, 2006 the Company’s solicitors received a letter from the SEC indicating that the SEC would not be reviewing the SB-2 and indicating that the filing could not "go effective" until the Company had increased its Authorized Capital. On July 26, 2006, the Company increased the authorized capital from 100,000,000 to 750,000,000 shares.  The SB-2 was declared effective in October 2006.

(b) (iv)  As at May 31, 2007, the Company has issued callable secured convertible notes totalling $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 8 and 22) on the convertible notes equal to the fair value of the conversion feature and warrants of $5,780,668 and a discount on the notes of $2,000,000.  The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity.  Interest expense for the year ended May 31, 2007 on principal of $2,000,000 totalling $495,886 has been accreted (2006 - $45,893). During the year ended May 31, 2007, $172,409 was converted into common shares leaving outstanding principal of $1,827,591 with a carrying value of $625,651.

(c) March 2007 Financing

On March 1, 2007, the Company completed financing agreements for $250,000 with private investors (the “Investors”). The Company issued to the Investors callable secured convertible notes totalling $250,000 with a 6% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 45 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The SB-2 has not been filed.  The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.002 per share.  Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, for a total of 120 million shares, within 45 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.  The underlying shares have not been registered and the Company has defaulted on the convertible notes.  The Company must make default payments at the borrower’s option in cash or stock.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

7.      Convertible Notes (continued)

(c)(i) The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

(c)(ii) There are liquidated damages or cash penalties payable to the warrant holder if the Company cannot register the shares underlying the warrants.  The Company must file an SB-2 to register the warrant shares within 45 days from the closing date and have the SB-2 declared effective within 120 days.  If the Company fails to file by the 45th day, there is a 2% penalty payable as of that date.  Then on the 30th day thereafter there is another 2% penalty, prorated if the default is cured during the 30 day period.  If the SB-2 is not declared effective by the 120th day, then on the 30th day after that day there is a 2% penalty and on each 30th day after that another 1% penalty, again prorated to a maximum of 6%.  The penalties commenced April 14, 2007 at 2% of $250,000 and continue at 2% per month for each month thereafter until the Convertible Notes mature in March 2010. The maximum penalty payable is $15,000.  At May 31, 2007 the Company has recorded $7,500 in accrued liabilities for the 2% penalties that have accrued from April 14, 2007 to May 31, 2007.

(c)(iii) The Company evaluated the conversion feature under the guidance of FASB 133, EITF 00-19 and EITF Issue No. 06-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 06-2”). Pursuant to FASB 133, the embedded conversion feature was separated from the host contract and the conversion feature was classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

(c)(iv) At May 31, 2007, the fair value of the warrants was $9,844 and the conversion feature was $463,514.  The fair value of the warrants and the conversion feature upon issuance of convertible notes on March 1, 2007 was $29,725 and $709,621, respectively.

(c)(v) For the year ended May 31, 2007, the Company recorded $20,757 as the accretion of interest expense on the convertible notes increasing the carrying value to $20,757 and $223,358 as unrealized losses arising from the change in the fair value of the warrants and the conversion feature.

(d) During the year ended May 31, 2007, interest of $223,629 was accrued on the convertible notes. During the year ended May 31, 2007, convertible notes with a principal amount of $439,472 and accrued interest of $18,817 were converted into 350,647,906 shares of common stock.

(e) The Company incurred and deferred debt issue costs of $55,700 during the year ended May 31, 2007 for a total of $625,300 pertaining to convertible notes to be amortized over the related terms to maturity, of which $375,800 was paid by cash proceeds of financing arrangements, $49,500 incurred as described in Note 7(a)(v) and a further $200,000 was accrued for warrants to be issued as placement agent fees.  During the year ended May 31, 2007, $167,646 (2006 - $166,037) has been charged to debt issue costs. At May 31, 2007 the balance remaining to be charged to operations totalled $267,905 (May 31, 2006- $379,852). The Company incurred financing costs of $28,000 in connection with the issuance of the Convertible Notes and warrants which is being deferred and amortized over the term of the Convertible Notes.  At May 31, 2007, $2,327 has been amortized.

(f)  At May 31, 2007, the Company recorded $4,900,000 in accrued liabilities representing the penalties relating to the convertible notes described in Notes 7(a)-(c).

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

8.     Derivatives

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes issued to investors as outlined in Note 7. Based on the guidance in SFAS 133 and EITF 00-19, The Company concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the notes as embedded derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the notes because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, the number of shares issuable pursuant to the conversion features was variable and the Company determined that the conversion features met the attributes of a liability and therefore recorded the fair value of the conversion features as current liabilities. The Company is required to record the fair value of the conversion features on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations.  These derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the years ended May 31, 2006 and 2005 as described in Note 22.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of May 31, 2006 and the impact on the balance sheet and statements of operations as of May 31, 2005 are as follows:

	May 31, 2006 Restated $	May 31,2005 Restated $

Derivative liabilities	9,700,523	1,709,836

The Company uses the Black Scholes valuation model for calculation of the fair value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock. The Company uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative. The Company uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility has ranged from 147% to 209% during the years ending May 31, 2007 and 2006. The following table shows the weighted average volatility, risk free rate and market price used in the calculation of the call value for the notes at issuance date and for the years ended May 31, 2007 and 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

At Issuance Date for:

April 2005 Financing	192%	4.10%	–	1
March 2006 Financing	169%	4.66%	–	3
March 2007 Financing	187%	4.42%	–	3

Average rates at Year End:
May 31, 2007	191%	4.76%	–	2.75
May 31, 2006	169%	4.91%	–	3

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

8.     Derivatives (continued)

The following table shows the weighted average volatility, risk free rate and market price used in the calculation of the Black Scholes detachable warrants at issuance date and for the years ended May 31, 2007 and 2006.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

At Issuance Date for:

April 2005 Financing	111%	4.07%	–	5.00
March 2006 Financing	164%	4.75%	–	7.00
March 2007 Financing	187%	4.42%	–	7.00

Average rates at Year End:
May 31, 2007	199%	4.73%	–	5.06
May 31, 2006	163%	4.69%	–	5.76

During the year ended May 31, 2007, the Company recorded a gain on derivatives of $5,085,013 (2006 – loss of $6,465,496 as restated) equal to the difference in the fair value of the derivatives at May 31, 2007 (2006) and the date of issuance. During the year ended May 31, 2007, the Company reclassified $711,668 (2006 - $408,009 as restated) of derivative liabilities to additional paid in capital upon the conversion of convertible notes.

9.            Related Party Balances/Transactions

		May 31, 2007 $	May 31, 2006 $

(a)	Balances

(i)	Shield-Tech Products Inc.	522,909	507,765
(ii)	Directors and/or officers, current and former	1,020,408	920,930
(iii)	Due to former officer	58,122	56,438

		1,601,439	1,485,133

(b)	Transactions

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

(iv)	Eight directors/officers were paid/accrued $340,500 for the year ended May 31, 2007 (2006 – $459,588) for consulting services rendered.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

10.            Other Advances

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

(b)
On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of Cdn$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received Cdn$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid Cdn$30,000 and during the year ended May 31, 2007, the Company repaid Cdn$10,000, leaving a balance of $57,966 (Cdn$62,000) remaining as at May 31, 2007 (2006 - $65,366).

11.             Mortgages Payable

	May 31, 2007 $	May 31, 2006 $

Mortgage payable (Cdn$250,000) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,825, and maturing on February 28, 2008	213,711	191,785

Mortgage payable (Cdn$140,846) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 18% per annum compounded monthly, payable interest only in monthly installments of Cdn$2,112, and maturing on February 1, 2008	110,215	125,964

	323,926	317,749

12.            Common Stock

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

During the year ended May 31, 2007, the Company issued 350,647,906 shares of common stock pursuant to the conversion of $439,472 in convertible notes payable and $18,817 in accrued interest as described in Note 7(d).

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

12.           Common Stock (continued)

On December 20, 2004, the Company issued 800,000 common shares having an aggregate fair value of $200,000 for consulting services to be rendered. During the year ended May 31, 2007, the Company charged to operations compensation expense of $40,000 (2006 - $40,000) leaving a balance of $42,247 (2006 - $82,247) in deferred compensation at May 31, 2007.

On October 10, 2006, the Company issued 10,000,000 shares of common stock at a value of $300,000 pursuant to a consulting agreement entered into on May 1, 2006 as described in Note 16(e).

On January 1, 2006, the Company issued 8,500,000 shares of common stock to various consultants at a fair value of $595,000 for services to be rendered over one year. The Company charged to operations compensation expense of $347,083 (2006 - $247,917) for the year ending May 31, 2007.

On January 1, 2006, the Company issued 500,000 shares of common stock to a consultant at a fair value of $35,000 for services to be rendered over one year. The Company charged to operations compensation expense of $20,417 (2006 - $20,417) for the year ending May 31, 2007.

On February 16, 2006, the Company issued 2,000,000 shares of common stock to a consultant at a fair value of $120,000 for services to be rendered over one year. The Company charged to operations compensation expense of $86,056 (2006 - $33,945) for the year ending May 31, 2007.

On January 20, 2005, the Company issued 1,900,000 common shares to be recorded at an aggregate fair value of $437,000 to a consultant for services to be rendered over a five year period. During the year ended May 31, 2007 the Company charged to operations compensation expense of $87,400 (2006 - $87,400) leaving a balance of $230,832 (2006 - $318,232) in deferred compensation that will be charged to operations over the remainder of the term.

During the fiscal year ended May 31, 2006, the Company issued 9,304,668 shares of common stock pursuant to the conversion of $350,000 in convertible notes payable and $56,392 in accrued interest..

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

13.           Stock Options

On November 23, 2005, the Board of Directors granted 900,000 stock options from the 2004 and 2005 Stock Option Plans to employees and non-employees pursuant to the above at a grant date fair value of $0.065 per option. The Company charged stock-based compensation expense of $12,467 for non-employees to operations.

On April 4, 2006 the Company's Board of Directors approved a 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors agents or other eligible persons.  The exercise price shall be 100% of the Fair Market Value per common share for all eligible participants on the Grant Date.  The Board approved the issue of 7,350,000 options to eligible participants.  The term of the options is for five years from the grant date.  These options could not be issued and the Stock Incentive Plan registered with the SEC until it was approved by the Company's shareholders, which was done with a resolution at the Annual Meeting on July 26, 2006, (the Grant Date).

On July 26, 2006, the Board of Directors approved the additional award of 1,550,000 options to acquire shares to eligible participants in the 2006 Stock Incentive Plan. The term of these options is for five years and they will expire on July 26, 2011. The exercise price is 100% of the fair market value on the Grant Date, July 26, 2006.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

13.    Stock Options (continued)

On September 26, 2006 and October 13, 2006, the Board of Directors granted stock options of 100,000 and 250,000, respectively, to two consultants.  The exercise prices are at 100% of the fair market value per common share on the corresponding grant dates.  The term of the options is for five years expiring on September 25, 2011 and October 12, 2011, respectively.

A summary of the changes in the Company’s stock options is presented below:

	Year Ended May 31, 2007		Year Ended May 31, 2006
	Number	Weighted Average Exercise Price $	Number	Weighted Average Exercise Price $

Balance, beginning of year	5,200,000	0.22	4,300,000	0.25
Granted	9,250,000	0.03	900,000	0.07
Exercised	–	–	–	–
Forfeited/Expired	–	–	–	–

Balance, end of year	14,450,000	0.09	5,200,000	0.22

Additional information regarding stock options outstanding as at May 31, 2007 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options	Weighted average exercise price $

0.00 – 0.07	10,150,000	4.00	0.03	10,150,000	0.03
0.08 – 0.15	1,400,000	3.77	0.15	1,400,000	0.15
0.16 – 0.30	1,600,000	2.07	0.28	1,600,000	0.28
0.31 – 0.45	1,300,000	2.78	0.33	1,300,000	0.33

	14,450,000	3.74	0.09	14,450,000	0.09

14.            Stock-based Compensation

During the year ended May 31, 2007, the Company recognized stock-based compensation of $263,730 The weighted average fair value of options granted during the year ended May 31, 2007 is $0.03 per option (2006 – $0.06).  During the years ended May 31, 2007 and 2006, the fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended May 31, 2007	Year Ended May 31, 2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.88%	4.37%
Expected volatility	302%	179%
Expected option life (in years)	5	5
Expected forfeiture rate	4%	0%

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

15.           Stock Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

	Year Ended May 31, 2007		Year Ended May 31, 2006

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
			$	$

Balance, beginning of year	66,318,348	0.22	18,005,471	0.25
Granted	10,000,000	0.02	53,743,348	0.20
Exercised	–	–	–	–
Forfeited/Expired	–	–	(5,430,471)	0.42

Balance, end of year	76,318,348	0.19	66,318,348	0.22

As at May 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

200,000	0.38	July 29, 2007 (expired subsequently)
4,125,000	0.20	April 5, 2010
3,093,750	0.25	April 5, 2010
3,093,750	0.30	April 5, 2010
2,062,500	0.45	April 5, 2010
1,129,761	0.20	August 2, 2010
847,321	0.25	August 2, 2010
847,321	0.30	August 2, 2010
564,881	0.45	August 2, 2010
4,784,688	0.20	January 17, 2011
3,588,516	0.25	January 17, 2011
3,588,516	0.30	January 17, 2011
2,392,344	0.45	January 17, 2011
26,000,000	0.16	March 27, 2013
10,000,000	0.16	May 23, 2013
10,000,000	0.002	March 1, 2013

76,318,348

16.           Commitments

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
May 31, 2007

16.           Commitments (continued)

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

(b)
On January 20, 2005, the Company entered into a five-year agreement with a company for marketing and distribution services. Pursuant to the agreement, the Company issued 1,900,000 common shares at a fair value of $437,000.  Of this amount, $87,400 (2005 - $31,368) was expensed at May 31, 2006 leaving a deferred compensation balance of $318,232 at year end. On February 1, 2006, the Company entered into a new contract with a company for marketing and distribution services to replace the existing five-year agreement with a new one year agreement. The new contract calls for six monthly payments of $20,000 per month recoverable against commissions of 15% on sales generated. The contract can be cancelled by the Company if sales are not booked from at least two of eight listed possible customers. On August 15, 2006, the contract was amended and the Company agreed to make two additional payments of $20,000 per month.  The Company terminated the contract effective January 31, 2007.

(c)
On January 17, 2006, The Company entered into a two year agreement with the a sales director of the Company for a base salary of $90,000 per year and up to an additional $250,000 under various bonus clauses.

(d)
On February 16, 2006, the Company entered into a structuring agreement relating to placement agent services rendered in connection with the $2,000,000 financing agreement, as discussed in Note 7(e). The Company agreed to pay $100,000 in cash (paid), and to issue warrants worth $200,000. As at May 31, 2007, $200,000 has been accrued for structuring fees incurred.

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

(g)
On November 20, 2006 the Company completed a vendor agreement with Home Shopping Group (HSG) whereby, HSG shall promote and sell the Company’s product. The term of the agreement is for two years.  HSG will feature the Company’s product in an e-mail sent to 500,000 e-mail addresses, will include a hyperlink to HSG’s web site and produce at its sole cost and expense a 60 second direct response commercial. The commercial aired in two designated markets for combined total of 100 times. The Company paid a fee of $17,700 offset by a purchase order of $3,150.

(h)
On June 12, 2006 the Company entered into an agreement with an advertising agency, committing to expenditures totaling $176,500 over a 60 day period for advertising in magazines and agency commissions. During the year ended May 31, 2007, the Company paid $99,034 under this agreement.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

16.           Commitments (continued)

(i)
On September 1, 2006 the Company reached an agreement with a distributor for it’s Neuroskin for Psoriasis product.  The Company is committed to support a media advertising program with an initial cost of $22,000 and $2,500 per week for four weeks.  If the distributor reaches agreed-upon sales targets in the test area, the distributor will be granted exclusivity for Spanish-language sales programs in the United States.  The term of the agreement is from September 1, 2006 to August 31, 2007 with automatic annual renewals, providing both parties have met the terms of the agreement.  Either party can terminate the agreement on 30 days notice. During the year ended May 31, 2007, the Company paid $32,000 pursuant to the agreement.  On November 15, 2006, the Company entered into a distributor agreement to replace the existing agreement.  The new agreement is effective for an initial term of one year and will be automatically renewed subject to certain conditions notwithstanding a 30 days written notice of termination by either party.

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

(k)
In March 2007, the Company entered into a six-year agreement with a distributor in Indonesia.  The distributor is granted the right to use the Company trademarks and product names.  The agreement will automatically renew for further periods of four years unless either party provides notification within 30 days of expiration.

(l)
In March 2007, the Company completed an agreement for an advertising campaign and agreed to pay a fee for referrals not to exceed $20,000.  The agreement does not have a specific term but can be cancelled by the Company on five days notice.

(m)
In March 2007, the Company entered into a consulting agreement for financial and marketing advice including the production of marketing materials and introductions to distributors, buyers and stores for the animal care line of products.  Then term of the contract is dependent on completion of the agreed upon tasks which are expected to require nine months to complete.  As payment, the Company is to provide 44 million shares of common stock of the Company, immediately, or as soon as a registration statement can be completed with the SEC. As at May 31, 2007, no shares have been issued and the Company has accrued $40,986.

(n)
In March 2007, the Company entered into a consulting agreement for financial advisory services, marketing planning and strategic planning advice. The term of the contract is for one year. As consideration, the Company is to issue in three instalments for a total of 20 million shares of common stock of the Company as soon as a registration statement can be completed with the SEC.  As at May 31, 2007 no shares have been issued and the Company has accrued $6,685.

(o)
In March 2007, the Company entered into a consulting agreement for one year of strategic advice and corporate planning in consideration for $80,000 or the issuance of 40 million shares of common stock. As at May 31, 2007 no shares have been issued and the Company has accrued $15,343.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

17.   Contingent Liability and Legal Proceedings

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

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to the former Vice President of $131,458 recorded in its books as at May 31 2007. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, the former Vice President has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from the former Vice President and E-Clarity Consulting Inc.

On May 9, 2007, the former CFO of the Company commenced legal proceedings against the Company seeking judgement for unpaid services totalling $73,312 plus costs and on May 25, 2007 filed an application for summary judgement.  The Company retained counsel to defend against the action and in particular the application for judgment.  The Company is not taking issue with the amount claimed, but it is claiming that the former CFO should be precluded from taking the proceedings at this time and obtaining judgment because of an agreement between the Company’s executives initiated by himself whereby they all agreed to postpone payment of unpaid salaries and bonuses until the Company's finances improved to make the payments viable without threatening the Company's ability to advance its business interests. The Company's counsel has served its own application dated July 6, 2007 to stay (or suspend) the prosecution of based on this agreement.  Both applications are currently pending.  No court date has been set for the hearing.  The amount claimed is included in accrued liabilities at May 31, 2007.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

18.   Supplementary Cash Flow Information

	Accumulated from March 25, 1999 (date of inception) to
	May 31,	For the Year ended May 31,
	$2007	$2007	2006 Restated $

Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	–	–
Deferred financing fees payable	200,000	–	406,392
Mortgage proceeds to acquire land and building	294,836	–	294,836
Promissory notes issued to acquire assets	73,346	–	–
Shares issued to settle debt	507,442	–	–
Shares issued for consulting fees and services	3,790,888	300,000	695,084
Shares issued to purchase inventory	120,000	–	–
Shares issued to settle related party debt	349,800	–	–
Unrealized loss (gain) on derivative liabilities	2,430,315	(5,085,013)	6,465,496
Shares issued for conversion of notes payable and accrued interest	1,164,680	9	200,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

19.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

	2007		2006
	$		Restated $

Loss for the year		(4,470,747)	(10,500,563)

Income taxes at statutory rates		(1,540,000)	(3,612,000)

Stock-based compensation		394,000	404,000
Accretion of convertible debt discount		496,000	317,000
Unrealized gains on derivative liability		(1,752,000)	2,222,000
Unrecognized benefit of operating losses		2,402,000	669,000

Total income taxes		–	–

The significant components of the Company’s future income tax assets are as follows:

	2007		2006
	$		Restated $

Future Income tax asset:

Operating loss carryforwards		3,433,000	2,722,000

Valuation allowance		(3,433,000)	(2,722,000)

Net deferred tax asset		–	–

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

19.    Income Taxes (continued)

The Company has approximately $9,954,000 of net operating loss carry forwards available for US income tax purposes to reduce taxable income of future years. These net operating loss carry forwards expire through to 2026. In addition, the Company has approximately $4,966,000 of non-capital losses available for Canadian income tax purposes to reduce taxable income of future years.  These net operating loss carryforwards expire through to 2026.

20.   Segmented Information

The Company reports in one reportable operating segment, which is the provision of skin products. The Company operates primarily from Lumby, British Columbia, Canada.

21.   Subsequent Events

(a)
From June through September 2007, the Company received Notice of Conversion from the private investors in connection with the April 5, 2005, $1,100,000 financing. The Company issued  282,163,343 shares of its common stock upon the conversion of $67,894 in principal amount of the convertible debenture and $4,647 in interest

(b)
From June through September 2007, the Company received Notice of Conversion from the private investors in connection with the March 30, 2006, $2,000,000 financing. The Company issued 36,541,011 shares of its common stock in return for the conversion of $11,582 in principal amount of the convertible debenture.

(c)
On July 24, 2007, the Company completed financing agreements for $150,000 with private investors (the “Investors”). The Company issued to the Investors callable secured convertible notes totalling $150,000 with an 8% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 30 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 30 million shares of the Company’s common stock at an exercise price of $.001.  Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the 2.25 times the number of shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, within 45 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.

(d)	Subsequent to May 31, 2007, the mortgages referred to in Note 11 were foreclosed. The Company applied for and was granted a 6 month grace period to find another lender or sell the property.

(e)
Subsequent to May 31, 2007, the Company failed to register the 120 million shares underlying the Notes and Warrant referred to in Note 7(c) within 120 days of the closing date pursuant to the terms of the Registration Rights Agreement.  As a result the Company has defaulted on the Convertible Notes.

(f)
Subsequent to May 31, 2007, the Company entered into certain agreements limiting the standard liquidated damages and penalties payable on the Company’s outstanding convertible notes referred to in Note 7(f).

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007
22.   Restatement

During the preparation of its May 31, 2007 consolidated financial statements, the Company concluded that it was necessary to restate its financial results for the fiscal years ended May 31, 2006 and 2005 and for the interim periods ended August 31, November 30, and February 28, during fiscal 2007 and 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible notes issued in fiscal 2006 and 2005.  The Company had previously recorded a beneficial conversion feature, valued the conversion features and detachable warrants at the intrinsic value and classified the convertible instruments as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities pursuant to SFAS No. 133 and EITF No. 00-19.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of and at fair value as of each subsequent balance sheet date.  At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

The Company intends to restate its financial results for the fiscal years ended May 31, 2006 and 2005 and for the interim periods ended August 31, November 30, and February 28, during fiscal 2007 and 2006 to reflect additional non-operating gains and losses related additional penalties relating to convertible notes outstanding.

The accompanying consolidated financial statements for the years ended May 31, 2006 and 2005 have been restated to effect the changes described above.  The impact of the adjustments related to the classification of and accounting for the conversion features for the years ended May 31, 2006 and 2005 are summarized below:

	May 31, 2006 As Reported $	Adjustment $		May 31, 2006 As Restated $

Consolidated Balance Sheet

Derivative liabilities	–	1,709,836	(a)
		5,694,835	(b)
		2,703,861	(c)
		(408,009)	(d)	9,700,523

Additional Paid-In Capital	9,924,253	408,009	(d)
		(660,000)	(a)
		(1,933,200)	(e)	7,739,062

Deficit Accumulated During the Development Stage	(11,013,351)	(1,049,836)	(a)
		(6,465,496)	(f)	(18,528,683)

(a)	To record effects of May 31, 2005 restatements.

(b)	To record fair value of derivative liabilities upon issuance of convertible notes.

(c)	To record change in fair value of convertible notes.

(d)	To reclassify portion of derivative liabilities relating to debt converted to equity.

(e)	To reduce additional paid-in capital for reversal of intrinsic value of beneficial conversion feature and detachable warrants.

(f)	To reflect aggregate effect of income statement adjustments.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

22.            Restatement (continued)

	May 31, 2005 As Reported $	Adjustment $		May 31, 2005 As Restated $

Consolidated Balance Sheet
Derivative liabilities	–	2,033,566	(a)
		(323,730)	(b)	1,709,836

Additional Paid-In Capital	6,897,286	(660,000)	(c)	6,237,286

Deficit Accumulated During the Development Stage	(6,978,284)	(1,049,836)	(d)	(8,028,120)

(a)	To record fair value of derivative liabilities upon issuance of convertible notes.

(b)	To record change in fair value of convertible notes.

(c)	To reduce additional paid-in capital for reversal of intrinsic value of beneficial conversion feature and detachable warrants.

(d)	To reflect aggregate effect of income statement adjustments.

	Year Ended May 31, 2006 As Reported $	Adjustment $		Year Ended May 31, 2006 As Restated $

Consolidated Statement of Operations
Unrealized loss on fair value of derivatives	–	(6,465,496)	(a)	(6,465,496)

Net loss for the year	(4,035,067)	(6,465,496)	(b)	(10,500,563)

Comprehensive loss	(4,094,496)	(6,465,496)	(b)	(10,559,992)

Net Loss Per Share – Basic and Diluted	(0.10)			(0.25)

(a)	To record loss on derivatives based upon fair values at May 31, 2006.

(b)	To reflect impact of loss on derivatives on restated net loss and restated comprehensive loss.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

22. Restatement (continued)

	Year Ended May 31, 2005 As Reported $	Adjustment $		Year Ended May 31, 2005 As Restated $

Consolidated Statement of Operations
Unrealized loss on fair value of derivatives	–	(1,049,836)	(a)	(1,049,836)

Net loss for the year	(2,949,420)	(1,049,836)	(b)	(3,999,256)

Comprehensive loss	(2,989,703)	(1,049,836)	(b)	(4,039,539)

Net Loss Per Share – Basic and Diluted	(0.11)			(0.15)

(a)	To record loss on derivatives based upon fair values at May 31, 2005.

(b)	To reflect impact of loss on derivatives on restated net loss and restated comprehensive loss.

	Accumulated from March 25, 1999 (Date of Inception) to May 31, 2006 As Reported $	Adjustment $		Accumulated from March 25, 1999 (Date of Inception) to May 31, 2006 As Restated $

Consolidated Statement of Operations
Unrealized loss on fair value of derivatives	–	(1,049,836)	(a)
		(6,465,495)	(b)	(7,515,332)

Net loss for the period	(11,013,351)	(7,515,332)	(c)	(18,528,683)

Comprehensive loss	(11,160,724)	(7,515,332)	(c)	(18,676,056)

(a)	To record loss on derivatives based upon fair values at May 31, 2005.

(b)	To record loss on derivatives based upon fair values at May 31, 2006.

(c)	To reflect cumulative impact of loss on derivatives on restated net loss and restated comprehensive loss.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

22. Restatement (continued)

	Accumulated from March 25, 1999 (Date of Inception) to May 31, 2005 As Reported $	Adjustment $		Accumulated from March 25, 1999 (Date of Inception) to May 31, 2005 As Restated $

Consolidated Statement of Operations
Unrealized loss on fair value of derivatives	–	(1,049,836)	(a)	(1,049,836)

Net loss for the period	(6,978,284)	(1,049,836)	(b)	(8,028,120)

Comprehensive loss	(7,066,228)	(1,049,836)	(b)	(8,116,064)

(a)	To record loss on derivatives based upon fair values at May 31, 2005.

(b)	To reflect impact of loss on derivatives on restated net loss and restated comprehensive loss.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The accounting firm, Davidson & Co. audited our financial statements for the fiscal year ended May 31, 2007.  We have had no disagreements with our accounts on accounting and/or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated to management and shareholders on a timely basis. The Certifying Officer have concluded that the disclosure controls and procedures are effective as amended at the “reasonable assurance” level. Under the supervision and with the participation of management, as of November 1, 2007 the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures in place which were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulation; and (ii) accumulated and communicated to our management, including our Certifying Officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls

Our Certifying Officer have indicated that there were no changes in our internal controls or other factors that could affect such controls during the year ending May 31, 2007 and there were no such control actions taken during the year ending May 31, 2007.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our director and officer are set forth below. The director hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officer serve at the will of the Board of Directors.

Name	Age	Position

John Farley	64	Chief Executive Officer and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending May 31, 2007.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following information relates to compensation received by our officers in fiscal year ending May 31, 2007, 2006, and 2005 whose salary and compensation exceeded $100,000. In fiscal year ending May 31, 2005, John Farley, our President, Chief Executive Officer and director received $102,000 in compensation. In fiscal year ending May 31, 2006, John Farley, our Chief Executive Officer and Chairman of the Board received $102,000 in compensation. In fiscal year ending May 31, 2007, John Farley, our Chief Executive Officer and Chairman of the Board received $84,750 in compensation.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options

John Farley	2007	$84,750	0	0	0	2,500,000
Chairman of the Board and former CEO	2006	$102,000	0	0	0	2,500,000
	2005	$102,000	0	0	0	250,000

Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal year ended May 31, 2007.

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

AGGREGATED OPTION EXERCISES IN PRESENT FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during fiscal year ending May 31, 2007, by the executive officer named in the Summary Compensation Table.

Name	Shares acquired on exercise (#)	Value realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End($)(1) Exercisable/ Unexercisable

Jack Farley (1)	None	None	4,050,000 / 4,050,000	$Nil / $Nil

(1)	Includes 500,000 options issued to Lorie Campbell-Farley, John’s wife and an employee.

Employment Contracts

We presently have employment agreements with our officers. The summary of such employment agreements is as follows:

John Farley: Effective May 1, 2003, we entered into an agreement with Mr. Farley to act as our President and Chief Executive Officer. On January 17 th, 2006 Mr. Farley agreed to a larger role by accepting the role of Chairman and Chief Executive Officer. His compensation is as follows: (i) Salary: $102,000 per year. At the end of the initial year, our Compensation Committee will review the salary amount and determine whether to recommend a salary increase; (ii) Bonus: discretionary 10% bonus based on salary which is at the sole option of us; (iii) stock options: based on our stock option plan for the year of employment, Mr. Farley shall receive 71% of the total shares issued under our stock option plan; (iv) automobile provided with a value between Cdn$40,000 to Cdn$50,000. Mr. Farley can terminate the agreement upon 3 months prior notice to us. We can terminate Mr. Farley’s agreement, with or without cause. If this happens in the first 18 months of employment, we owe him 2 years salary; if this happens after 18 months, we owe him an amount increasing equally each month until we reach $2,000,000.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or from the transfer agent, concerning the ownership of common stock as of September 13, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of Class (3)

John Farley	4,317,000(2)	6.55%
Box 459, 1710 Shuswap Ave,	8,867,000(4)		1.8%
Lumby, BC, Canada V0E 2G0

Officers and Directors as a Group (4)	6,652,000	10.1%
	15,086,500		20.3%

• - Less than 1%

(1)	Based on 750,000,000 shares issued and outstanding as of November 1, 2007
(2)	Includes 610,000 shares held by Lorie Campbell-Farley, Mr. Farley’s wife.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B apart from the following:

Related Party Advances and Transactions

		May 31, 2007 $	May 31, 2006 $
(a)	Balances

(i)	Shield-Tech Products Inc.	522,909	507,765
(ii)	Directors and/or officers	1,020,408	920,930
(iii)	Due to former officer	58,122	56,438

		1,601,439	1,485,133

(b)	Transactions
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

(iv)	Six directors/officers were paid/accrued $340,500 for the year ended May 31, 2006 (2005 – $459,588) for consulting services rendered.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, John S. Farley, is also our Chief Executive Officer, President and Treasurer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

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

3.1	Articles of Incorporation and Amendments (1)
3.2	By-Laws (1)
4.1	2005 Stock Option Plan (1)
4.2	2004 Stock Option Plan (1)
10.1	Subscription Agreement for $1,100,000 Financing (1)
10.2	Form of Convertible Note (1)
10.3	Form of Class A Common Stock Purchase Warrant (1)
10.4	Form of Class B Common Stock Purchase Warrant (1)
10.5	Form of Class C Common Stock Purchase Warrant (1)
10.6	Form of Class D Common Stock Purchase Warrant (1)
10.7	John Farley Employment Agreement (1)
10.8	Crossfire Network, Inc. Agreement (1)
10.9	Summit Laboratories, Inc. Agreement (1)
10.10	Natures Formulae Health Products Ltd. Agreement (1)
10.11	License Agreement between Stalwart United Participations Limited and Mind Your Own Skin Products Inc. dated September 20, 1999. (2)
10.12	License Agreement between Stalwart United Participations Limited and Mind Your Own Skin Products Inc. dated February 1, 2002. (2)
10.13	Promissory Note to Shield-Tech Products, Inc. (2)
10.14	Modification and Amendment Agreement (3)
10.15	Subscription Agreement for $2,000,000 Financing (4)
10.16	Form of Convertible Note (4)
10.17	Form of Warrant (4)
10.18	Consulting Agreement with National Financial Communications Corp. (4)

(1) Filed with the initial Form SB-2 Registration Statement on May 5, 2005 (SEC File No. 333-124667).
(2) Filed with Amendment No. 1 to Form SB-2 Registration Statement on June 22, 2005 (SEC File No. 333-124667).
(3) Filed with Amendment No. 2 to Form SB-2 Registration Statement on September 20, 2005 (SEC File No. 333-124667).
(4) Filed with Form SB-2 Registration Statement on May 19, 2006 (SEC File No. 333-134321).

(b) Reports on Form 8-K

On April 23, 2007, we filed a Form 8-K disclosing the resignations of Dr. Mark Alden, William Douglas Ernsberger, James MacDonald and James Haney from the Board of Directors.  On April 23, 2007, we also disclosed on Form 8-K the resignation of Charles Austin from the Board of Directors as well as from his positions of Chief Financial Officer and Chief Accounting Officer.

On November 1, 2007, we filed a Form 8-K disclosing that financial statements for the fiscal years 2005 and 2006 should no longer be relied upon as said financial statements need to be restated to reflect additional non-operating gains and losses related to the classification of and accounting for convertible notes issued in fiscal 2006 and 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended May 31, 2007 and 2006, we were billed $90,000 and $99,800 for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal years ended May 31, 2007 and 2006, we were billed $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning, respectively.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended May 31, 2007.

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/ s/John Farley
JOHN FARLEY
CHIEF EXECUTIVE OFFICER
AND CHAIRMAN OF THE BOARD OF DIRECTORS

Dated:	November 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ JOHN FARLEY JOHN FARLEY	Chief Executive Officer, Chief Executive Officer, Principal Accounting Officer and Chairman of the Board Directors	November 1, 2007