Form 10KSB/A
period 2007-05-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2007-11-02
CIK 1092534

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 1, 2007 was: $300,000

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

On April 19, 2007, (the “Effective Date”) Dr. Mark Alden, William Douglas Ernsberger, James MacDonald and James Haney resigned from the Board of Directors.  On April 19, 2007 Charles Austin resigned from the Board of Directors as well as from his positions of Chief Financial Officer and Chief Accounting Officer.

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

APRIL 2005 FINANCING

On April 5, 2005, the Company completed Financing Agreements aggregating $1,100,000. Under the agreements, the Company will issue up to $1,100,000 in convertible notes. The convertible notes bear interest at 8% and are due one year from issuance, and bear default interest at 15% thereafter. Any accrued interest is payable upon each conversion and on the due date. The notes are convertible into common shares of the Company. The conversion price is based on 80% of the average of the three lowest closing prices of the Company’s stock for the thirty days prior to conversion; for a maximum of $0.20 per share; and a minimum of $0.08 per share for eight months after issuance and no minimum conversion price thereafter. The timing of the conversion is at the option of the holder.  The notes are secured by a grant of a general security interest in all of the Company’s assets both tangible and intangible.

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

MARCH 2006 FINANCING

On March 30, 2006, the Company completed financing agreements for $2,000,000 with private investors (the “Investors”). The Company will issue to the Investors secured convertible notes aggregating $2,000,000 with a 6% interest rate and a maturity of three years. The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed on or before the Filing Date; and 60% if the SB-2 is declared effective by the Effectiveness Deadline. The convertible notes are secured by a lien on all of the Company’s assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

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

       (b) (iv)  As at May 31, 2007, the Company has issued callable secured convertible notes aggregating $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

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

MARCH 2007 FINANCING

On March 1, 2007, the Company completed financing agreements for $250,000 with private investors (the “Investors”). The Company issued to the investors callable secured convertible notes agreggating $250,000 with a 6% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 45 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The SB-2 has not been filed.  The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

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

Our management team of employees and consultants have over 210 years of corporate management, and sales and marketing experience with a strong emphasis in financial accounting, pharmaceutical, and banking experience.  The medical research team is comprised of world-renowned medical professionals in the fields of dermatology,veterinary medicine and radiation oncology.

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

Subsequent to May 31, 2007, the mortgages were foreclosed.  The Company applied for and was granted a 6 month grace period to find another lender or sell the property. The property was sold on October 31, 2007.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the OTC Bulletin Board under the symbol “AVVW.” The following table sets forth the high and low bid prices for our common stock for the last three fiscal years (since the first fiscal quarter of the fiscal year June 1, 2002 through November 1, 2007).

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

In particular, manufacturing operations commenced on December 1, 2004 at Natures Formulae manufacturing facility in Kelowna, British Columbia with the production of the three core products of the Neuroskin line. In addition, a consumer web site was launched on December 1, 2004, which can be viewed at http://www.help4skincare.com. This consumer-orientated information and product purchase web site was developed specifically to open a direct line to consumer sales channel.

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

The net loss in 2007 was $4,470,747 ($0.03 per share) compared to a net loss of $10,500,563 ($0.25 per share) in 2006, a decrease of $6,029,816. The primary cause of the decreased loss was the $5,085,013 gain on the change in fair value of derivative liabilities relating to the convertible notes. In 2007, the Company recorded Sales of $95,577, compared to $18,657 in 2006.  Cost of sales in 2007 increased to $444,096 mainly due to the impairment of inventory of 337,237.

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

The Company’s system of disclosure controls and procedures were augmented in September 2004, through the Company obtaining accounting advice from external advisors on technical GAAP issues.  The Certifying Officer believes, based on controls in place at May 31, 2007, that the Company’s control procedures are effective.

b) Changes in internal controls

The Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the year ending May 31, 2007 and there were no such control actions taken during the year May 31, 2007.

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

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(expressed in U.S. Dollars)

	Common Stock		Additional Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Subscribed $	Capital $	Compensation $	Loss $	Stage $	Total $

Balance at May 31, 2006 (Restated)	55,970,240	55,971	–	7,739,062	(854,035)	(147,373)	(18,528,683)	(11,735,058)

Stock issued for services	10,000,000	10,000	–	290,000	–	–	–	300,000
Stock issued pursuant to conversion of convertible notes	350,647,906	350,647	–	107,642	–	–	–	458,289
Value of derivative liabilities relating to convertible notes converted to common stock	–	–	–	711,668	–	–	–	711,668
Value of stock options granted	–	–	–	263,730	–	–	–	263,730
Amortization of deferred compensation	–	–	–	–	580,956	–	–	580,956
Foreign currency translation adjustment	–	–	–	–	–	(23,652)	–	(23,652)
Net loss for the year	–	–	–	–	–	–	(4,470,747)	(4,470,747)

Balance at May 31, 2007	416,618,146	416,618	–	9,112,102	(273,079)	(171,025)	(22,999,430)	(13,914,814)

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

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
May 31, 2007

18.   Supplementary Cash Flow Information

	Accumulated from March 25, 1999 (date of inception) to
	May 31,	For the Years ended May 31,
	$2007	$2007	2006 Restated $

Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	–	–
Deferred financing fees payable	200,000	–	406,392
Mortgage proceeds to acquire land and building	294,836	–	294,836
Promissory notes issued to acquire assets	73,346	–	–
Shares issued to settle debt	507,442	–	–
Shares issued for consulting fees and services	3,790,888	300,000	695,084
Shares issued to purchase inventory	120,000	–	–
Shares issued to settle related party debt	349,800	–	–
Unrealized loss (gain) on derivative liabilities	2,430,315	(5,085,013)	6,465,496
Shares issued for conversion of notes payable and accrued interest	1,164,680	458,289	200,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

19.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

	2007		2006
	$		Restated $

Loss for the year		(4,470,747)	(10,500,563)

Income taxes at statutory rates		(1,540,000)	(3,612,000)

Stock-based compensation		394,000	404,000
Accretion of convertible debt discount		496,000	317,000
Unrealized gains on derivative liability		(1,752,000)	2,222,000
Unrecognized benefit of operating losses		2,402,000	669,000

Total income taxes		–	–

The significant components of the Company’s future income tax assets are as follows:

	2007		2006
	$		Restated $

Future Income tax asset:

Operating loss carryforwards		3,433,000	2,722,000

Valuation allowance		(3,433,000)	(2,722,000)

Net deferred tax asset		–	–

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The accounting firm, Davidson & Company LLP audited our financial statements for the fiscal year ended May 31, 2007.  We have had no disagreements with our accounts on accounting and/or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is recorded, processed, summarized, and communicated to management and shareholders on a timely basis. The Certifying Officer has concluded that the disclosure controls and procedures are effective as amended at the “reasonable assurance” level. Under the supervision and with the participation of management, as of November 1, 2007 the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures in place which were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulation; and (ii) accumulated and communicated to our management, including our Certifying Officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, John S. Farley, is also our Chief Executive Officer, President and Treasurer. As a result, we do not have any independent directors.

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

3.1	Articles of Incorporation and Amendments (1)
3.2	By-Laws (1)
4.1	2005 Stock Option Plan (1)
4.2	2004 Stock Option Plan (1)
10.1	Subscription Agreement for $1,100,000 Financing (1)
10.2	Form of Convertible Note (1)
10.3	Form of Class A Common Stock Purchase Warrant (1)
10.4	Form of Class B Common Stock Purchase Warrant (1)
10.5	Form of Class C Common Stock Purchase Warrant (1)
10.6	Form of Class D Common Stock Purchase Warrant (1)
10.7	John Farley Employment Agreement (1)
10.8	Crossfire Network, Inc. Agreement (1)
10.9	Summit Laboratories, Inc. Agreement (1)
10.10	Natures Formulae Health Products Ltd. Agreement (1)
10.11	License Agreement between Stalwart United Participations Limited and Mind Your Own Skin Products Inc. dated September 20, 1999. (2)
10.12	License Agreement between Stalwart United Participations Limited and Mind Your Own Skin Products Inc. dated February 1, 2002. (2)
10.13	Promissory Note to Shield-Tech Products, Inc. (2)
10.14	Modification and Amendment Agreement (3)
10.15	Subscription Agreement for $2,000,000 Financing (4)
10.16	Form of Convertible Note (4)
10.17	Form of Warrant (4)
10.18	Consulting Agreement with National Financial Communications Corp. (4)
14.1	Code of Ethics (5)

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
(5) Filed with original Form 10KSB filed on November 1, 2007  (SEC File No. 000-31611).

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

Dated:    November 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ JOHN FARLEY JOHN FARLEY	Chief Executive Officer, Chief Executive Officer, Principal Accounting Officer and Chairman of the Board Directors	November 2, 2007