Form 10QSB
period 2007-08-31
AVVAA WORLD HEALTH CARE PRODUCTS INC
filed 2007-11-20
CIK 1092534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2007, 750,000,000 shares of common stock outstanding, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended May 31, 2007. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2007 are not necessarily indicative of results that may be expected for the year ending May 31, 2008. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

AVVAA World Health Care Products, Inc.
(A Development Stage Company)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)
(Unaudited)

	August 31,	May 31,
	$2007	$2007

Assets

Current Assets
Cash	74,747	8,571
Accounts receivable, net of allowance of $Nil (May 31, 2007 $Nil)	23,739	27,765
Prepaid expenses and deposits	24,863	16,297

Total Current Assets	123,349	52,633

Property and Equipment (Note 5)	313,056	315,117

Website Development Costs (Note 6)	788	1,541

Deferred Financing Fees (Notes 7(f))	247,702	267,905

Total Assets	684,895	637,196

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	778,877	746,114
Accrued liabilities	10,259,349	5,526,410
Convertible notes, less unamortized discount of $1,402,477 and $1,431,183, respectively (Note 7)	1,477,523	1,372,045
Derivative liabilities (Note 7 and 8)	17,034,350	4,770,077
Due to related parties (Note 9)	1,682,557	1,601,439
Other advances (Note 10)	212,723	211,999
Mortgages payable (Note 11)	358,698	323,926

Total Current Liabilities	31,804,077	14,552,010

Commitments and Contingencies (Notes 1, 16 and 17)
Subsequent Events (Note 20)

Stockholders’ Deficit

Common Stock – 750,000,000 and 100,000,000 shares authorized, respectively, at $0.001 par value; 747,131,489 issued and outstanding (May 31, 2007 - 416,618,146)	747,131	416,618

Additional Paid-in Capital	9,020,449	9,112,102

Deferred Compensation (Note 12)	(241,229)	(273,079)

Accumulated Other Comprehensive Loss	(217,878)	(171,025)

Deficit Accumulated During the Development Stage	(40,427,655)	(22,999,430)

Total Stockholders’ Deficit	(31,119,182)	(13,914,814)

Total Liabilities and Stockholders’ Deficit	684,895	637,196

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(Unaudited)

	Accumulated
	from
	March 25, 1999
	(Date of Inception)	For the Three Months Ended
	to August 31,	August 31,
	$2007	$2007	2006 $ (Restated)

Sales	140,021	3,357	14,086

Cost of Sales	154,503	444	12,915
Provision for obsolete Inventory	337,237	–	–
Gross Profit (Loss)	(351,719)	2,913	1,171

Operating Expenses

Depreciation and amortization	78,667	6,748	6,958
Impairment loss on assets	310,898	–	–
Research and development	1,271,163	–	44,448
Selling, general and administrative	10,919,293	304,328	1,017,314

Total Operating Expenses	12,580,021	311,076	1,068,720

Net Loss from Operations	(12,931,740)	(308,163)	(1,067,549)

Debt Issue Costs	(397,598)	(40,203)	(37,034)
Interest Expense	(2,973,090)	(253,806)	(314,794)
Liquidated damages	(9,460,000)	(4,560,000)	–
Other Income	31,145	–	–
Unrealized (Loss) Gain on Fair Value of Derivatives	(14,696,372)	(12,266,053)	3,444,289

Net Income (Loss)	(40,427,655)	(17,428,225)	2,024,912

Other Comprehensive Income (Loss)

Foreign currency translation gain (loss)	(217,878)	(46,853)	3,501

Comprehensive Income (Loss)	(40,645,533)	(17,475,078)	2,028,413

Net Income (Loss) Per Share – Basic		(0.03)	0.03

Net Income (Loss) Per Share –Diluted		(0.03)	0.0

Weighted Average Common Shares Outstanding (Note 2(q))
Basic		634,756,792	61,786,152

Diluted		634,756,792	5,067,945,985

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. Dollars)
(Unaudited)
	Accumulated
	from March 25, 1999 (Date of Inception) to August 31,	For the Three Months Ended August 31,
	$2007	$2007	2006 $ (Restated)
Operating Activities

Net loss	(40,427,655)	(17,428,225)	2,024,912

Adjustments to reconcile net loss to net cash used in operating activities
Allowance for obsolete inventory	337,237	–	–
Amortization of deferred compensation and other stock-based compensation	4,982,781	31,850	475,400
Depreciation and amortization	78,667	6,748	6,958
Gain on settlement of debt	(13,317)	–	–
Impairment loss on assets	310,898	–	–
Non-cash interest and debt issue costs	3,142,765	218,909	342,065
Recapitalization costs	(115,730)	–	–
Unrealized loss (gain) on derivative liabilities	14,696,372	12,266,053	(3,444,289)
Changes in non-cash working capital items
Accounts receivable	(16,263)	4,658	444
Inventory	(191,352)	–	5,391
Prepaid expenses and deposits	(16,765)	(8,347)	(10,749)
Due to related parties	92,335	92,335
Accounts payable and accrued liabilities	11,231,988	4,758,737	119,489

Net Cash Used In Operating Activities	(5,908,039)	(57,282)	(480,379)

Investing Activities
Advance royalty deposits	(220,000)	–	–
Patent protection costs	(11,378)	–	–
Purchase of property and equipment	(51,588)	–	(2,786)
Website development costs	(7,798)	–	–

Net Cash Used In Investing Activities	(290,764)	–	(2,786)

Financing Activities
Advances from (repayment to) others	202,385	–	(9,010)
Advances from related parties	2,567,048	–	–
Repayments to related parties	(773,609)	–	(7,851)
Proceeds from convertible notes	3,550,250	150,000	–
Proceeds from issuance of common stock	1,235,637	–	–
Debt issue costs	(387,018)	(20,000)	–

Net Cash Provided by (used in) Financing Activities	6,394,693	130,000	(16,861)

Effect of Exchange Rate Changes on Cash	(121,143)	(6,542)	2,506

Change in Cash	74,747	66,176	(497,520)

Cash – Beginning of Period	–	8,571	627,163

Cash – End of Period	74,747	74,747	129,643

Supplementary cash flow information (Note 18)
(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.)

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

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
(expressed in U.S. Dollars)
(Unaudited)

	Common Stock		Additional Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Subscribed $	Capital $	Compensation $	Loss $	Stage $	Total $

Balance at May 31, 2006 (Restated)	55,970,240	55,971	–	7,739,062	(854,035)	(147,373)	(18,528,683)	(11,735,058)

Stock issued for services	10,000,000	10,000	–	290,000	–	–	–	300,000
Stock issued pursuant to conversion of convertible notes	350,647,906	350,647	–	107,642	–	–	–	458,289
Value of derivative liabilities relating to convertible notes converted to common stock	–	–	–	711,668	–	–	–	711,668
Value of stock options granted	–	–	–	263,730	–	–	–	263,730
Amortization of deferred compensation	–	–	–	–	580,956	–	–	580,956
Foreign currency translation adjustment	–	–	–	–	–	(23,652)	–	(23,652)
Net loss for the year	–	–	–	–	–	–	(4,470,747)	(4,470,747)

Balance at May 31, 2007	416,618,146	416,618	–	9,112,102	(273,079)	(171,025)	(22,999,430)	(13,914,814)

Stock issued pursuant to conversion of convertible notes	330,513,343	330,513	–	(243,423)	–	–	–	87,090
Value of derivative liabilities relating to convertible notes converted to common stock	–	–	–	151,770	–	–	–	151,770
Amortization of deferred compensation	–	–	–	–	31,850		–	31,850
Foreign currency translation adjustment	–	–	–	–	–	(46,853)	–	(46,853)
Net loss for the period	–	–	–	–	–	–	(17,428,225)	(17,428,225)

Balance at August 31, 2007	747,131,489	747,131	–	9,020,449	(241,229)	(217,878)	(40,427,655)	(31,119,182)

(The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.)

AVVAA World Health Care Products, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
August 31, 2007
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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2007, the Company has not recognized significant revenue, has a working capital deficit of $31,680,728 and has accumulated operating losses of $40,427,655 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB, filed on November 2, 2007, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the period ended August 31, 2007 and 2006 were $Nil and $44,448 respectively.

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

(q)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 14,250,000, warrants of 106,118,348, and shares issuable on the conversion of convertible notes have been excluded from the August 31, 2007 calculations as they would be anti-dilutive.  Outstanding options of 5,200,000 and warrants of 66,318,348 have been excluded from the August 31, 2006 calculations as they would be anti-dilutive.

2.            Summary of Significant Accounting Principles (continued)

(q)	Basic and Diluted Net Income (Loss) per Share (continued)

Components of basic and diluted earnings per share for the three months ended August 31, 2007 were as follows:

	Three Months Ended
	August 31, 2007	August 31, 2006

Net income (loss) available to common shareholders	(17,428,225)	2,024,912
Reduction of interest expense due to conversion of notes	–	314,794
Adjusted net income (loss) (A)	(17,428,225)	2,339,706

Weighted average outstanding shares of common stock - Basic (B)	634,756,792	61,786,152
Dilutive securities - Diluted (C)	–	5,006,159,833
	634,756,792	5,067,945,985
Earnings per share:
Basic (A/B)	(0.03)	0.03
Diluted (A/C)	(0.03)	0.01

(r)	Financial Instruments

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

	August 31, 2007	May 31, 2007
	Net Carrying Value	Net Carrying Value
	$	$

Raw materials	157,326	157,326
Finished goods	179,467	179,911
Allowance for slow moving/obsolete inventory	(336,793)	(337,237)

	–	–

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

5.            Property and Equipment

					August 31, 2007	May 31, 2007
	Cost		Accumulated Depreciation		Net Carrying Value	Net Carrying Value
	$		$		$	$

Land		25,143		–	25,143	24,833
Building		314,891		31,489	283,402	283,792
Computer equipment		17,168		17,168	–	880
Moulds		8,188		6,141	2,047	2,696
Office equipment		5,870		3,406	2,464	2,916

		371,260		58,204	313,056	315,117

On November 1, 2007, the Company sold the land and building.  Refer to 20(b).

6.            Website Development Costs

					August 31, 2007	May 31, 2007
	Cost		Accumulated Amortization		Net Carrying Value	Net Carrying Value
	$		$		$	$

Website development costs		9,265		8,477	788	1,541

7.     Convertible Notes

	August 31, 2007 $	May 31, 2007 $

a) Convertible notes (“April 2005 Financing”) interest rate 15% per annum; due one year from issuance; convertible at 50% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	663,955	725,637

b) Convertible notes (“March 2006 Financing”) interest rate 15% per annum; due three years from issuance; convertible at 60% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	766,625	625,651

c) Convertible notes (“March 2007 Financing”) interest rate 15% per annum; due three years from issuance; convertible at 50% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	41,742	20,757

d) Convertible notes (“July 2007 Financing”) interest rate 15% per annum; due three years from issuance; convertible at 50% of the average three lowest closing prices of the Company’s common stock for the 20 days prior to conversion.	5,201	–

Convertible notes	1,477,523	1,372,045

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

7.            Convertible Notes (continued)

 (a) (iii)  On April 5, 2005, the Company issued 4,125,000 Class A warrants, 3,093,750 Class B warrants, 3,093,750 Class C warrants, and 2,062,500 Class D warrants pertaining to the $660,000 in convertible notes issued.

(a) (iv)  On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above in Note 7(a). The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

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

(a) (vii)  On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000.  The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7(a)(ii).  The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share.

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

The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 7 and 21) on the convertible notes equal to the fair value of the conversion feature and warrants of $3,689,435 and a discount on the notes of $1,342,700.  During the three month period ended August 31, 2007, interest of $Nil (2006 – $150,272) has been accreted. At May 31, 2007, $617,063 of the $1,342,700 convertible notes had been converted into common shares leaving outstanding principal of $725,637 with a carrying value of $725,637.  During the three months ended August 31, 2007 an additional $61,682 (2006 - $115,000) was converted into common shares leaving outstanding principal of $663,955 with a carrying value of $663,955.

The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock assuming complete conversion pertaining to the $193,200 in liquidated damages as per the terms of the financing agreements. The additional 4,081,691 were included in the SB-2 filed on May 19, 2006.

7. Convertible Notes (continued)

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

(b) (iv)  As at August 31, 2007, the Company has issued callable secured convertible notes totalling $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 7 and 21) on the convertible notes equal to the fair value of the conversion feature and warrants of $5,780,668 and a discount on the notes of $2,000,000.  The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity.  Interest expense for the three months ended August 31, 2007 on principal of $2,000,000 totalling $152,520 has been accreted (2006 - $109,124). During the three months ended August 31, 2007, $11,546 (2006 - $nil) was converted into common shares leaving outstanding principal of $1,816,045 with a carrying value of $766,625.

7.            Convertible Notes (continued)

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

(c)(ii) There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants.  The Company must file an SB-2 to register the warrant shares within 45 days from the closing date and have the SB-2 declared effective within 120 days.  If the Company fails to file by the 45th day, there is a 2% penalty payable as of that date.  Then on the 30th day thereafter there is another 2% penalty, prorated if the default is cured during the 30 day period.  If the SB-2 is not declared effective by the 120th day, then on the 30th day after that day there is a 2% penalty and on each 30th day after that another 1% penalty, again prorated to a maximum of 6%.  The penalties commenced April 14, 2007 at 2% of $250,000 and continue at 2% per month for each month thereafter until the Convertible Notes mature in March 2010. The maximum penalty payable is $15,000.  At May 31, 2007 the Company has recorded $15,000 in accrued liabilities for the 2% penalties that have accrued from April 14, 2007 to August 31, 2007.

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

(c)(iv) At August 31, 2007, the fair value of the warrants was $9,479 (May 31, 2007 - $9,844) and the conversion feature was $1,649,206 (May 31, 2007 - $463,514).  The fair value of the warrants and the conversion feature upon issuance of convertible notes on March 1, 2007 was $29,725 and $709,621, respectively.

(c)(v) For the three months ended August 31, 2007, the Company recorded $20,985 (2006 - $Nil) as the accretion of interest expense on the convertible notes increasing the carrying value to $41,742 (May 31, 2007 - $20,757) and $1,177,597 as unrealized losses arising from the change in the fair value of the warrants and the conversion feature.

7.            Convertible Notes (continued)

 (d) July 2007 Financing

On July 24, 2007, the Company completed financing agreements for $150,000 with private investors (the “Investors”). The Company issued to the Investors callable secured convertible notes totalling $150,000 with a 6% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 30 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The SB-2 has not been filed.  The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 30,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share.  Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, for a total of 742.5 million shares, within 30 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.  The underlying shares have not been registered and the Company has defaulted on the convertible notes.  The Company must make default payments at the borrower’s option in cash or stock.

 (d)(i) The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

(d)(ii) There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants.  The Company must file an SB-2 to register the warrant shares within 30 days from the closing date and have the SB-2 declared effective within 120 days.  If the Company fails to file by the 30th day, there is a 2% penalty payable as of that date.  Then on the 30th day thereafter there is another 2% penalty, prorated if the default is cured during the 30 day period.  If the SB-2 is not declared effective by the 120th day, then on the 30th day after that day there is a 2% penalty and on each 30th day after that another 1% penalty, again prorated to a maximum of 6%.  The penalties commenced August 24, 2007 at 2% of $150,000 and continue at 2% per month for each month thereafter until the Convertible Notes mature in March 2010. The maximum penalty payable is $15,000.  At August 31, 2007 the Company has recorded $7,500 in accrued liabilities for the 2% penalties that have accrued from August 24, 2007 to August 31, 2007.

(d)(iii) The Company evaluated the conversion feature under the guidance of FASB 133, EITF 00-19 and EITF Issue No. 06-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 06-2”). Pursuant to FASB 133, the embedded conversion feature was separated from the host contract and the conversion feature was classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

(d)(iv) At August 31, 2007, the fair value of the warrants was $28,851 and the conversion feature was $989,524 (May 31, 2007 - $463,514).  The fair value of the warrants and the conversion feature upon issuance of convertible notes on July 24, 2007 was $29,678 and $136,738, respectively.

(d)(v) For the three months ended August 31, 2007, the Company recorded $5,201 as the accretion of interest expense on the convertible notes increasing the carrying value to $5,201 and $988,696 as unrealized losses arising from the change in the fair value of the warrants and the conversion feature.

(e) During the three months ended August 31, 2007, interest of $65,264 was accrued on the convertible notes. During the three months ended August 31, 2007, convertible notes with a principal amount of $73,228 and accrued interest and damages of $13,862 were converted into 330,513,343 shares of common stock.

7.            Convertible Notes (continued)

(f) The Company incurred and deferred debt issue costs of $20,000 during the three months ended August 31, 2007 for a total of $645,300 pertaining to convertible notes to be amortized over the related terms to maturity, of which $395,800 was paid by cash proceeds of financing arrangements, $49,500 incurred as described in Note 7(a)(v) and a further $200,000 was accrued for warrants to be issued as placement agent fees.  During the three months ended August 31, 2007, $40,203 (2006 - $37,034) has been charged to debt issue costs. At August 31, 2007 the balance remaining to be charged to operations totalled $247,702 (May 31, 2007- $267,905).

(g)  At August 31, 2007, the Company recorded had $9,453,045 (May 31, 2007 - $4,900,000) in accrued liabilities representing the penalties relating to the convertible notes described in Notes 7(a)-(c).

8.            Derivatives

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes issued to investors as outlined in Note 6. Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the notes as embedded derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion feature from the notes because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, the number of shares issuable pursuant to the conversion features was variable and the Company determined that the conversion features met the attributes of a liability and therefore recorded the fair value of the conversion features as current liabilities. The Company is required to record the fair value of the conversion features on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations.  These derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company has restated its financial statements for the three month period ended August 31, 2006 as described in Note 21.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of August 31, 2007 and May 31, 2007 is as follows:

	August 31, 2007 $	May 31, 2007 $

Derivative liabilities	17,034,350	4,770,077

8.            Derivatives (continued)

The Company uses the Black Scholes valuation model for calculation of the fair value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock. The Company uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative. The Company uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility has ranged from 147% to 248% during the three month periods ending August 31, 2007 and 2006. The following table shows the weighted average volatility, risk free rate and market price used in the calculation of the call value for the notes.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

At Issuance Date for:

April 2005 Financing	192%	4.10%	–	1
March 2006 Financing	169%	4.66%	–	3
March 2007 Financing	187%	4.42%	–	3
July 2007 Financing	211%	4.65%	–	3

Average rates at Period End:
August 31, 2007	248%	4.34%	–	3
May 31, 2007	191%	4.76%	–	2.75

The following table shows the weighted average volatility, risk free rate and market price used in the calculation of the Black Scholes detachable warrants.

	Volatility	Risk Free Rate	Dividend Yield	Term in Years

At Issuance Date for:

April 2005 Financing	111%	4.07%	–	5.00
March 2006 Financing	164%	4.75%	–	7.00
March 2007 Financing	187%	4.42%	–	7.00
July 2007 Financing	188%	4.78%	–	7.00

Average rates at Period End:
August 31, 2007	215%	4.33%	–	5.59
May 31, 2007	199%	4.73%	–	5.06

During the three months ended August 31, 2007, the Company recorded a loss on derivatives of $12,266,053 (2006 – gain of $3,444,289 as restated) equal to the difference in the fair value of the derivatives at August 31, 2007 (2006) and the date of issuance. During the three months ended August 31, 2007, the Company reclassified $151,770 (2006 - $357,127 as restated) of derivative liabilities to additional paid-in capital upon the conversion of convertible notes.

9.            Related Party Balances/Transactions

		August 31, 2007 $	May 31, 2007 $

(a)	Balances

(i)	Shield-Tech Products Inc.	529,442	522,909
(ii)	Directors and/or officers, current and former	1,094,267	1,020,408
(iii)	Due to former officer	58,848	58,122

		1,682,557	1,601,439

(b)	Transactions

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

(iv)	Three directors/officers were paid/accrued $67,500 for the three months ended August 31, 2007 (2006 – $129,000) for consulting services rendered.

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

(b)
On December 22, 2003, the Company entered into a Letter of Commitment to participate in a Joint Venture with a First Nations Band (the “Band”). The Joint Venture was to be 51% owned by the Band and 49% by the Company. The Company was to contribute all the property and equipment, including all intellectual property and intangible assets, and inventory of Mystic. The Company was also to provide its management expertise to supervise the construction of a manufacturing facility on the Band’s land, purchase and install suitable equipment, and prepare a business plan. The band was to contribute a total of Cdn$5,000,000 to be used to construct the manufacturing facility, to purchase manufacturing equipment and to fund start up and operating costs. In fiscal 2004 the Company received Cdn$102,000 from the Band to assist the Company in developing a business and start-up plan for the Joint Venture. The advance was non-interest bearing, unsecured and repayable only if the Band did not approve the start-up plan. The Company and the Band have decided not to proceed with the Joint Venture and the Company will repay the promissory note to the Band. On July 27, 2004, the Band demanded repayment and interest at the rate of 12% per annum began accruing on the outstanding balance on August 10, 2004. During fiscal 2005, the Company repaid Cdn$30,000 and during the year ended May 31, 2007, the Company repaid Cdn$10,000, leaving a balance of $58,690 (Cdn$62,000) remaining as at August 31, 2007 (May 31, 2007 - $57,966).

11.         Mortgages Payable

	August 31, 2007 $	May 31, 2007 $

Mortgage payable (Cdn$250,000) secured by a first charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 9% per annum compounded monthly, payable interest only in monthly installments of Cdn$1,825, and maturing on February 28, 2008	236,653	213,711

Mortgage payable (Cdn$140,846) secured by a second charge on the land and building with additional security provided by the President of the Company and his spouse, interest is 18% per annum compounded monthly, payable interest only in monthly installments of Cdn$2,112, and maturing on February 1, 2008	122,045	110,215

	358,698	323,926

During the three month period ended August 31, 2007, the mortgages were foreclosed.  The Company applied for and was granted a 6 month grace period to find another lender or sell the property. On October 31, 2007, the Company sold the property and the mortgages were repaid in full. Refer to Note 20(b).

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

During the three months ended August 31, 2007, the Company issued 330,513,343 shares of common stock pursuant to the conversion of $73,228 in convertible notes payable and $13,862 in accrued interest and penalties as described in Note 7(e).

On December 20, 2004, the Company issued 800,000 common shares having an aggregate fair value of $200,000 for consulting services to be rendered. During the three months ended August 31, 2007, the Company charged to operations compensation expense of $10,000 (2006 - $10,000) leaving a balance of $32,247 (May 31, 2007 - $42,247) in deferred compensation at August 31, 2007.

On January 20, 2005, the Company issued 1,900,000 common shares to be recorded at an aggregate fair value of $437,000 to a consultant for services to be rendered over a five year period. During the three month period ended August 31, 2007 the Company charged to operations compensation expense of $21,850 (2006 - $21,850) leaving a balance of $208,982 (May 31, 2007 - $230,832) in deferred compensation that will be charged to operations over the remainder of the term.

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

On April 4, 2006 the Company's Board of Directors approved a 2006 Stock Incentive Plan for a total of 10,000,000 shares of common stock to be issued to employees, directors, independent contractors, agents or other eligible persons.  The exercise price shall be 100% of the Fair Market Value per common share for all eligible participants on the Grant Date.  The Board approved the issue of 7,350,000 options to eligible participants.  The term of the options is for five years from the grant date.  These options could not be issued and the Stock Incentive Plan registered with the SEC until it was approved by the Company's shareholders, which was done with a resolution at the Annual Meeting on July 26, 2006, (the Grant Date).

On July 26, 2006, the Board of Directors approved the additional award of 1,550,000 options to acquire shares to eligible participants in the 2006 Stock Incentive Plan. The term of these options is for five years and they will expire on July 26, 2011. The exercise price is 100% of the market value on the Grant Date, July 26, 2006.

On September 26, 2006 and October 13, 2006, the Board of Directors granted stock options of 100,000 and 250,000, respectively, to two consultants.  The exercise prices are at 100% of the market value per common share on the corresponding grant dates.  The term of the options is for five years expiring on September 25, 2011 and October 12, 2011, respectively.

A summary of the changes in the Company’s stock options is presented below:

	Three Month Period August 31, 2007		Year Ended May 31, 2007
	Number	Weighted Average Exercise Price $	Number	Weighted Average Exercise Price $

Balance, beginning of period	14,450,000	0.09	5,200,000	0.22
Granted	–	–	9,250,000	0.03
Exercised	–	–	–	–
Forfeited/Expired	(200,000)	0.38	–	–

Balance, end of period	14,250,000	0.09	14,450,000	0.09

Additional information regarding stock options outstanding as at August 31, 2007 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.00 – 0.07	10,150,000	3.75	0.03	10,150,000	3.75	0.03
0.08 – 0.15	1,400,000	3.52	0.15	1,400,000	3.52	0.15
0.16 – 0.30	1,600,000	1.82	0.28	1,600,000	1.82	0.28
0.31 – 0.45	1,100,000	2.53	0.32	1,100,000	2.53	0.32

	14,250,000	3.49	0.09	14,250,000	3.49	0.09

14.            Stock-based Compensation

During the three months ended August 31, 2007, the Company recognized stock-based compensation of $Nil (2006 – $256,050) The weighted average fair value of options granted during the three month period ended August 31, 2007 is $nil per option (2006 – $0.03).  During the three month period ended August 31, 2007 and 2006, the fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended August 31, 2007	For the Three Months Ended August 31, 2006

Expected dividend yield	–	0%
Risk-free interest rate	–	4.89%
Expected volatility	–	300%
Expected option life (in years)	–	5
Expected forfeiture rate	–	4%

15.            Stock Purchase Warrants

A summary of the changes in the Company’s stock purchase warrants is presented below:

	Three Months Ended August 31, 2007		Year Ended May 31, 2007

	Number	Weighted Average Exercise Price	Number		Weighted Average Exercise Price
			$		$

Balance, beginning of period	76,318,348	0.19		66,318,348		0.22
Granted	30,000,000	0.02		10,000,000		0.02
Forfeited/Expired	(200,000)	0.38		–		–

Balance, end of period	106,118,348	0.13		76,318,348		0.19

  As at August 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

4,125,000	0.20	April 5, 2010
3,093,750	0.25	April 5, 2010
3,093,750	0.30	April 5, 2010
2,062,500	0.45	April 5, 2010
1,129,761	0.20	August 2, 2010
847,321	0.25	August 2, 2010
847,321	0.30	August 2, 2010
564,881	0.45	August 2, 2010
4,784,688	0.20	January 17, 2011
3,588,516	0.25	January 17, 2011
3,588,516	0.30	January 17, 2011
2,392,344	0.45	January 17, 2011
26,000,000	0.16	March 27, 2013
10,000,000	0.16	May 23, 2013
10,000,000	0.002	March 1, 2013
30,000,000	0.001	July 24, 2013

106,118,348

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

(c)
On January 17, 2006, The Company entered into a two year agreement with a sales director of the Company for a base salary of $90,000 per year and up to an additional $250,000 under various bonus clauses.

(d)
On February 16, 2006, the Company entered into a structuring agreement relating to placement agent services rendered in connection with the $2,000,000 financing agreement, as discussed in Note 7(e). The Company agreed to pay $100,000 in cash (paid), and to issue warrants worth $200,000. As at August 31, 2007, $200,000 has been accrued for structuring fees incurred.

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

16.           Commitments (continued)

(f)
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

(g)
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

(h)
In March 2007, the Company entered into a six-year agreement with a distributor in Indonesia.  The distributor is granted the right to use the Company trademarks and product names.  The agreement will automatically renew for further periods of four years unless either party provides notification within 30 days of expiration.

(i)
In March 2007, the Company completed an agreement for an advertising campaign and agreed to pay a fee for referrals not to exceed $20,000.  The agreement does not have a specific term but can be cancelled by the Company on five days notice.

(j)
In March 2007, the Company entered into a consulting agreement for financial and marketing advice including the production of marketing materials and introductions to distributors, buyers and stores for the animal care line of products.  Then term of the contract is dependent on completion of the agreed upon tasks which are expected to require nine months to complete.  As payment, the Company is to provide 44 million shares of common stock of the Company, immediately, or as soon as a registration statement can be completed with the SEC. As at August 31, 2007, no shares have been issued and the Company has accrued $84,986.

(k)
In March 2007, the Company entered into a consulting agreement for financial advisory services, marketing planning and strategic planning advice. The term of the contract is for one year. As consideration, the Company is to issue in three instalments for a total of 20 million shares of common stock of the Company as soon as a registration statement can be completed with the SEC.  As at August 31, 2007 no shares have been issued and the Company has accrued $16,685.

(l)
In March 2007, the Company entered into a consulting agreement for one year of strategic advice and corporate planning in consideration for $80,000 or the issuance of 40 million shares of common stock. As at August 31, 2007 no shares have been issued and the Company has accrued $35,343.

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

In September 2005, the Company received an invoice from E-Clarity Consulting Inc. seeking payment of $240,137 with a threat to face legal proceedings if the amount was not paid. The Company denies the amount claimed is owed, has not paid any of the amount claimed, and intends to vigorously defend its position when required to do so. The Company has recorded an amount owing to the former Vice President of $131,458 recorded in its books as at August 31, 2007. She has issued further invoices unilaterally adding further interest charges to the amount allegedly owing, but she has taken no steps in the Courts to attempt to collect it. The Company denies the obligation to pay the invoiced amount and interest as claimed by her. Aside from rendering her invoices, the former Vice President has not taken any steps in the existing legal proceedings nor has she initiated any other legal proceedings to advance her claims for payment from the Company. If she takes steps in legal proceedings to collect the amounts allegedly due, the Company will defend the claim and proceed to assess damages and costs in its legal proceedings and seek to set off those amounts from the amount, if any, which might be found by a court to be payable by the Company to her. If the Company’s damage claim against her exceeds the amount which may be payable to her, the Company plans to collect the excess of such damages and costs from the former Vice President and E-Clarity Consulting Inc.

On May 9, 2007, the former CFO of the Company commenced legal proceedings against the Company seeking judgement for unpaid services pursuant totalling $73,312 plus costs and on May 25, 2007 filed an application for summary judgement.  The Company retained counsel to defend against the action and in particular the application for judgment.  The Company is not taking issue with the amount claimed, but it is claiming that the former CFO should be precluded from taking the proceedings at this time and obtaining judgment because of an agreement between the Company’s executives initiated by himself whereby they all agreed to postpone payment of unpaid salaries and bonuses until the Company's finances improved to make the payments viable without threatening the Company's ability to advance its business interests. The Company's counsel has served its own application dated July 6, 2007 to stay (or suspend) the prosecution of based on this agreement.  Both applications are currently pending.  No court date has been set for the hearing.  The amount claimed is included in accrued liabilities at August 31, 2007.

18. Supplementary Cash Flow Information

	Accumulated from March 25, 1999 (Date of Inception) to
	August 31,	For the Three Month Period Ended August 31,
	$2007	$2007	2006 $ Restated

Non-cash Investing and Financing Activities
Advance royalty deposits payable	25,000	–	–
Deferred financing fees payable	200,000	–	–
Mortgage proceeds to acquire land and building	294,836	–	–
Promissory notes issued to acquire assets	73,346	–	–
Shares issued to settle debt	507,442	–	–
Shares issued for consulting fees and services	3,790,888	–	–
Shares issued to purchase inventory	120,000	–	–
Shares issued to settle related party debt	349,800	–	–
Unrealized loss (gain) on derivative liabilities	(9,835,738)	(12,266,053)	3,444,289
Shares issued for conversion of notes payable and accrued interest	1,622,968	458,288	118,419

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

19.     Segmented Information

The Company reports in one reportable operating segment, which is the provision of skin products. The Company operates primarily from Lumby, British Columbia, Canada.

20.            Subsequent Events

(a)
From September through November 2007, the Company received Notice of Conversion from the private investors in connection with the March 30, 2006 $2,000,000 financing. The Company has issued 191,011 shares of its common stock upon the conversion of $36 in principal amount of the convertible note.

(b)
On October 31, 2007 the Company sold its land and building located in Lumby, BC, for proceeds of CDN $460,000.  The Company used the proceeds to repay its outstanding mortgages in full.  Refer to Note 11.

21. Restatement

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

The Company has restated its financial results for the fiscal years ended May 31, 2006 and 2005 and for the interim periods ended August 31, and intends to restate its financial statements for the periods ended November 30, and February 28, during fiscal 2007 and 2006 to reflect additional non-operating gains and losses related additional penalties relating to convertible notes outstanding.

The accompanying consolidated financial statements for the three month period ended August 31, 2006 have been restated to effect the changes described above.  The impact of the adjustments related to the classification of and accounting for the conversion features for the three month period ended August 31, 2006 are summarized below:

	August 31, 2006 As Reported $	Adjustment $		August 31, 2006 As Restated $

Consolidated Balance Sheet

Derivative liabilities	–	9,700,523	(a)
		(3,444,289)	(b)
		(357,127)	(c)	5,899,107

Additional Paid-In Capital	10,290,483	(2,185,191)	(a)
		357,127	(c)	8,462,419

Deficit Accumulated During the Development Stage	(12,432,728)	(7,515,332)	(a)
		3,444,289	(b)	(16,503,771)

(a)	To record effects of May 31, 2006 restatements.

(b)	To record change in fair value of derivative liabilities during the three month period ended August 31, 2006.

(c)	To reclassify portion of derivative liabilities relating to debt converted to equity.

21.            Restatement (continued)

	Three Month Period Ended August 31, 2006 As Reported $	Adjustment $		Three Month Period Ended August 31, 2006 As Restated $

Consolidated Statement of Operations
Unrealized gain on fair value of derivatives	–	3,444,289	(a)	3,444,289

Net income (loss) for the year	(1,419,377)	3,444,289	(b)	2,024,912

Comprehensive income (loss)	(1,415,876)	3,444,289	(b)	2,028,413

Net Income (Loss) Per Share – Basic	(0.02)			0.03

Net Income (Loss) Per Share – Diluted	(0.02)			0.01

(a)	To record gain on derivatives based upon fair values at August 31, 2006.

(b)	To reflect impact of gain on derivatives on restated net income and restated comprehensive income.

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

As of August 31, 2007, we have a working capital deficit of $31, 680,728 and have accumulated operating losses of $40,427,655 since our inception. Our continuation is dependent upon the continuing financial support of creditors and stockholders, obtaining long-term financing, generating significant revenue, and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

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

Because of these growing trends the Company’s management has set sight on these Primary Target Markets and Secondary Target Markets.

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

On March 15, 2007 the Company entered into a six-year agreement with a distributor for Indonesia.  The distributor is granted the right to use the Company trademarks and product names.  The agreement will automatically renew for further periods of three years unless either party provides notification within 90 days of expiration.

On March 7, 2007 the Company also entered into a consulting agreement for financial and marketing advice including the production of marketing materials and introductions to distributors, buyers and stores for the animal care line of products.  The term of the contract is dependent on completion of the agreed upon tasks which are expected to require nine months to complete. As payment, the Company is to provide 44,000,000 shares of common stock of the Company, immediately, or, as soon as a registration statement can be completed with the SEC.

On March 19, 2007  the Company completed an agreement for an advertising campaign and agreed to pay a fee for referrals not to exceed $20,000.  The agreement does not have a specific term but can be canceled by the Company on seven days notice.

On March 31, 2007 the Company entered into a consulting agreement for financial advisory services, marketing planning and Strategic Planning advice. The term of the contract is for one year. The Company is to provide 20,000,000 shares of common stock of the Company as soon as a registration statement can be completed with the SEC. The shares are to be issued in three installments of 6 million 6,667,000 shares at the beginning of each three-month period.

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

The company entered into a manufacturing agreement with Summit Laboratories in Chicago, Illinois This provides a cost saving benefit of manufacturing in both United States and Canada.  Summit Laboratories also provides packaging, handling and shipping services on a world wide basis.

The company sold the 4500 sq.ft. Lumby Corporate Office Building on October 31,2007.  The sale was conditional that the company  lease back the facility on a 5 year lease term.  Proceeds of the sale cleared off existing high interest mortgages and also provided enough funds to pay off all equipment leases, resulting in a saving of $1100 per month.  The company plans to lease out several offices in the building as a further cost saving move.

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

The Company has restated its financial results for the fiscal years ended May 31, 2006 and 2005 and for the interim periods ended August 31, and intends to restate its financial statements for the periods ended November 30, and February 28, during fiscal 2007 and 2006 to reflect additional non-operating gains and losses related additional penalties relating to convertible notes outstanding.

The accompanying consolidated financial statements for the three month period ended August 31, 2006 have been restated to effect the changes described above.  The impact of the adjustments related to the classification of and accounting for the conversion features for the three month period ended August 31, 2006 are summarized below:

	August 31, 2006 As Reported $	Adjustment $		August 31, 2006 As Restated $

Consolidated Balance Sheet

Derivative liabilities	–	9,700,523	(a)
		(3,444,289)	(b)
		(357,127)	(c)	5,899,107

Additional Paid-In Capital	10,290,483	(2,185,191)	(a)
		357,127	(c)	8,462,419

Deficit Accumulated During the Development Stage	(12,432,728)	(7,515,332)	(a)
		3,444,289	(b)	(16,503,771)

(a)	To record effects of May 31, 2006 restatements.

(b)	To record change in fair value of derivative liabilities during the three month period ended August 31, 2006.

(c)	To reclassify portion of derivative liabilities relating to debt converted to equity.

	Three Month Period Ended August 31, 2006 As Reported $	Adjustment $		Three Month Period Ended August 31, 2006 As Restated $

Consolidated Statement of Operations
Unrealized gain on fair value of derivatives	–	3,444,289	(a)	3,444,289

Net loss for the year	(1,419,377)	3,444,289	(b)	2,024,912

Comprehensive loss	(1,415,876)	3,444,289	(b)	2,028,413

Net Loss Per Share – Basic	(0.02)			0.03

Net Loss Per Share – Basic and Diluted	(0.02)			0.03

(a)	To record gain on derivatives based upon fair values at August 31, 2006.

(b)	To reflect impact of gain on derivatives on restated net income and restated comprehensive income.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED AUGUST 31, 2007 (“2007”) COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2006 (“2006”)

Manufacturing operations commenced at the end of November 30, 2004 and a consumer web site was launched in December 2004, to enable the commencement of sales through the Internet, and through fax and mail orders. An animal care product line was launched in May 2005.

The net loss in 2007 was $17,428,225 ($0.03 per share) compared to net income of $2,024,912 ($0.03 per share) in 2006, a decrease of $19,414,637.  The primary cause of the  loss was the $12,266,053 unrealized loss on fair value of derivatives in 2007 compared to a gain of $3,444,289 in 2006 and $4,560,000 of liquidated damages relating to the convertible notes compared to $Nil in 2006, offset by a decrease of $757,644 in selling, general and administrative expenses. In 2007, the Company recorded sales of $3,357, compared to $14,086 in 2006. Cost of sales in 2007 decreased by $12,471.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended August 31, 2007, operations were primarily financed by the proceeds from the issue of convertible notes of $150,000and cash on hand at May 31, 2007.  As of August 31, 2007, we had a cash of $74,747 and had a working capital deficit of $31,680,728. As of the year ending May 31, 2007, we had a working capital deficit of $14,499,377.

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

(a) (iv)  On March 30, 2006, the Company agreed to change the conversion terms of the convertible notes described above in Note 7(a). The conversion price was changed from 80% to 50% of the average of the three lowest closing prices of the Company’s shares for the twenty trading days prior to conversion.

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

(a) (vii)  On January 17, 2006, the Financing Agreements were completed and the Company received an additional $300,000.  The Company issued $493,200 convertible notes for the additional funding of $300,000 and for liquidated damages amounting to $193,200 as outlined in Note 7(a)(ii).  The Company issued 4,784,688 Class A warrants exercisable at $0.20 per share, 3,588,516 Class B warrants exercisable at $0.25 per share, 3,588,516 Class C warrants exercisable at $0.30 per share, and 2,392,344 Class D warrants exercisable at $0.45 per share.

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

The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 7 and 21) on the convertible notes equal to the fair value of the conversion feature and warrants of $3,689,435 and a discount on the notes of $1,342,700.  During the three month period ended August 31, 2007, interest of $Nil (2006 – $150,272) has been accreted. At May 31, 2007, $617,063 of the $1,342,700 convertible notes had been converted into common shares leaving outstanding principal of $725,637 with a carrying value of $725,637.  During the three months ended August 31, 2007 an additional $61,682 (2006 - $115,000) was converted into common shares leaving outstanding principal of $663,955 with a carrying value of $663,955.

The Company agreed to file a post-effective amendment of the SB-2 filed with the SEC on or before February 28, 2006 to register an additional 4,081,691 shares of common stock assuming complete conversion pertaining to the $193,200 in liquidated damages as per the terms of the financing agreements. The additional 4,081,691 were included in the SB-2 filed on May 19, 2006.

 (b) March 2006 Financing

On March 30, 2006, the Company completed financing agreements for $2,000,000 with private investors (the “Investors”). The Company will issue to the Investors secured convertible notes agreggating $2,000,000 with a 6% interest rate and a maturity of three years. The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed on or before the Filing Date; and 60% if the SB-2 is declared effective by the Effectiveness Deadline. The convertible notes are secured by a lien on all of the Company’s assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors.

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

(b) (iv)  As at August  31, 2007, the Company has issued callable secured convertible notes aggregating $2,000,000. The Company received the first tranche of $700,000 on March 27, 2006, the second tranche of $600,000 on May 23, 2006, and the third tranche of $700,000 on October 6, 2006. The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

The Company classified the conversion features and warrants as derivative liabilities pursuant to SFAS 133 and EITF 00-19.  The Company recorded derivative liabilities (Refer to Notes 7 and 21) on the convertible notes equal to the fair value of the conversion feature and warrants of $5,780,668 and a discount on the notes of $2,000,000.  The Company will record further interest expense over the term of the convertible notes of $1,916,239 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be increased to the face value of the convertible notes of $2,000,000 at maturity.  Interest expense for the three months ended August 31, 2007 on principal of $2,000,000 totalling $152,520 has been accreted (2006 - $109,124). During the three months ended August 31, 2007, $11,546 (2006 - $nil) was converted into common shares leaving outstanding principal of $1,816,045 with a carrying value of $766,625.

(c)  March 2007 Financing

On March 1, 2007, the Company completed financing agreements for $250,000 with private investors (the “Investors”). The Company issued to the Investors callable secured convertible notes aggregating $250,000 with a 6% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 45 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The SB-2 has not been filed.  The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.002 per share.  Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, for a total of 120 million shares, within 45 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.  The underlying shares have not been registered and the Company has defaulted on the convertible notes.  The Company must make default payments at the borrower’s option in cash or stock.

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

(c)(ii) There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants.  The Company must file an SB-2 to register the warrant shares within 45 days from the closing date and have the SB-2 declared effective within 120 days.  If the Company fails to file by the 45th day, there is a 2% penalty payable as of that date.  Then on the 30th day thereafter there is another 2% penalty, prorated if the default is cured during the 30 day period.  If the SB-2 is not declared effective by the 120th day, then on the 30th day after that day there is a 2% penalty and on each 30th day after that another 1% penalty, again prorated to a maximum of 6%.  The penalties commenced April 14, 2007 at 2% of $250,000 and continue at 2% per month for each month thereafter until the Convertible Notes mature in March 2010. The maximum penalty payable is $15,000.  At August 31, 2007 the Company has recorded $15,000 in accrued liabilities for the 2% penalties that have accrued from April 14, 2007 to May 31, 2007.

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

(c)(iv) At August 31, 2007, the fair value of the warrants was $9,479 (May 31, 2007 - $9,844) and the conversion feature was $1,649,206 (May 31, 2007 - $463,514).  The fair value of the warrants and the conversion feature upon issuance of convertible notes on March 1, 2007 was $29,725 and $709,621, respectively.

(c)(v) For the three months ended August 31, 2007, the Company recorded $20,985 (2006 - $Nil) as the accretion of interest expense on the convertible notes increasing the carrying value to $41,742 (May 31, 2007 - $20,757) and $1,177,597 as unrealized losses arising from the change in the fair value of the warrants and the conversion feature.
 (d)  July 2007 Financing

On July 24, 2007, the Company completed financing agreements for $150,000 with private investors (the “Investors”). The Company issued to the Investors callable secured convertible notes totalling $150,000 with a 6% interest rate, 15% interest rate upon default and a maturity of three years (the “Notes”). The notes are convertible into shares of common stock at 50% of the average of the lowest three closing prices for the Company’s shares during the twenty trading days prior to conversion. The applicable conversion percentage changes to 55% if the SB-2 is filed within 30 days of the Closing Date; and 60% if the SB-2 is declared effective within 120 days from the Closing Date. The SB-2 has not been filed.  The Notes are secured with a secondary position on all of the Company's assets pursuant to the Security Agreement and the Intellectual Property Security Agreement entered into with the Investors. In addition, the Company granted the Investors warrants with a seven-year maturity, to purchase 30,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share.  Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Notes, as well as the shares to be issued pursuant to the Warrant, for a total of 742.5 million shares, within 30 days from the Closing Date and is required to have the registration statement declared effective within 120 days from the Closing Date.  The underlying shares have not been registered and the Company has defaulted on the convertible notes.  The Company must make default payments at the borrower’s option in cash or stock.

 (d)(i) The warrants are detachable from the convertible notes and have been accounted for separately in accordance with FAS 133 and EITF 00-19.  The warrants do not meet the necessary qualifications for equity as outlined in EITF 00-19.  As a result, the warrants and conversion feature were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

(d)(ii) There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants.  The Company must file an SB-2 to register the warrant shares within 30 days from the closing date and have the SB-2 declared effective within 120 days.  If the Company fails to file by the 30th day, there is a 2% penalty payable as of that date.  Then on the 30th day thereafter there is another 2% penalty, prorated if the default is cured during the 30 day period.  If the SB-2 is not declared effective by the 120th day, then on the 30th day after that day there is a 2% penalty and on each 30th day after that another 1% penalty, again prorated to a maximum of 6%.  The penalties commenced August 24, 2007 at 2% of $150,000 and continue at 2% per month for each month thereafter until the Convertible Notes mature in March 2010. The maximum penalty payable is $15,000.  At August 31, 2007 the Company has recorded $7,500 in accrued liabilities for the 2% penalties that have accrued from August 24, 2007 to August 31, 2007.

(d)(iii) The Company evaluated the conversion feature under the guidance of FASB 133, EITF 00-19 and EITF Issue No. 06-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 06-2”). Pursuant to FASB 133, the embedded conversion feature was separated from the host contract and the conversion feature was classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded in the consolidated statements of operations.

(d)(iv) At August 31, 2007, the fair value of the warrants was $28,851 and the conversion feature was $989,524 (May 31, 2007 - $463,514).  The fair value of the warrants and the conversion feature upon issuance of convertible notes on July 24, 2007 was $29,678 and $136,738, respectively.

(d)(v) For the three months ended August 31, 2007, the Company recorded $5,201 as the accretion of interest expense on the convertible notes increasing the carrying value to $5,201 and $988,696 as unrealized losses arising from the change in the fair value of the warrants and the conversion feature.

(e) During the three months ended August 31, 2007, interest of $65,264 was accrued on the convertible notes. During the three months ended August 31, 2007, convertible notes with a principal amount of $73,228 and accrued interest and damages of $13,862 were converted into 330,513,343 shares of common stock.

 (f) The Company incurred and deferred debt issue costs of $20,000 during the three months ended August 31, 2007 for a total of $645,300 pertaining to convertible notes to be amortized over the related terms to maturity, of which $395,800 was paid by cash proceeds of financing arrangements, $49,500 incurred as described in Note 7(a)(v) and a further $200,000 was accrued for warrants to be issued as placement agent fees.  During the three months ended August 31, 2007, $40,203 (2006 - $37,034) has been charged to debt issue costs. At August 31, 2007 the balance remaining to be charged to operations totalled $247,702 (May 31, 2007- $267,905).

(g)  At August  31, 2007, the Company recorded $9,453,045 (May 31, 2007 - $4,900,000) in accrued liabilities representing the penalties relating to the convertible notes described in Notes 7(a)-(c).

SUBSEQUENT EVENTS

From September through November 2007, the Company received Notice of Conversion from the private investors in connection with the March 30, 2006 $2,000,000 financing. The Company has issued 191,011 shares of its common stock upon the conversion of $36 in principal amount of the convertible note.

On October 31, 2007 the Company sold its land and building located in Lumby, BC, for proceeds of CDN $460,000.  The Company used the proceeds to repay its outstanding mortgages in full.

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

Derivative instruments and convertible debt. In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).   The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional notes described in Note 8.  These embedded derivatives include the conversion features and warrants issued.  The Company evaluates convertible notes with detachable warrants under the guidance of FASB 133, EITF 00-19 and EITF Issue No. 06-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 06-2”). Pursuant to FASB 133, the embedded conversion features were separated from the host contract and the conversion features were classified as liabilities pursuant to FAS 133 at fair value with changes in fair value recorded as non-operating, non-cash income or expense at each reporting date.

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

The Company’s system of disclosure controls and procedures were augmented in September 2004, through the Company obtaining accounting advice from external advisors on technical GAAP issues. The Certifying Officer believe, based on controls in place as of August 31, 2007, that the Company’s control procedures as of August 31, 2007 are effective.

b) Changes in internal controls

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending August 31, 2007 and there were no such control actions taken during the quarter ending August 31, 2007.

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

On May 9, 2007, the former CFO of the Company commenced legal proceedings against the Company seeking judgment for unpaid services aggregating $73,312 plus costs and on May 25, 2007 filed an application for summary judgment.  The Company retained counsel to defend against the action and in particular the application for judgment.  The Company is not taking issue with the amount claimed, but it is claiming that the former CFO should be precluded from taking the proceedings at this time and obtaining judgment because of an agreement between the Company’s executives initiated by himself whereby they all agreed to postpone payment of unpaid salaries and bonuses until the Company's finances improved to make the payments viable without threatening the Company's ability to advance its business interests.  The Company's counsel has served its own application dated July 6, 2007 to stay (or suspend) the prosecution of based on this agreement.  Both applications are currently pending.  No court date has been set for their hearing.  The amount claimed was accrued at May 13, 2007.

Other than noted above, there is no litigation pending or threatened by or against us.

Item 2 - Changes in Securities

During the three months ended August 31, 2007, the Company issued 330,513,343 shares of common stock pursuant to the conversion of $73,228 in convertible notes payable and $13,862 in accrued interest and penalties.

Item 3 - Defaults Upon Senior Securities

As of August 31, 2007, the Company had defaulted on $2,880,000 of convertible notes for failure to repay principal, interest and the breach of material covenants.  As of August 31, 2007, the Company owed approximately $9,768,000 of interest and penalties on notes in default.

Item 4 - Submission of Matters to a Vote of Security Holders

On August 16, 2007, the Company filed a Preliminary Form 14A with the SEC informing the shareholders of an Annual Meeting on October 9, 2007. Included in the resolutions for approval by the Shareholders was an Amendment to the Company bylaws to increase the Authorized Capital from 750,000,000 shares to 1,500,000,000 shares. Also included was a resolution for approval to amend the Articles of Incorporation to authorize 200,000,000 shares of preferred stock, $0.001 par value.  Lastly, a resolution was included to approve the reservation of 75,000,000 shares of our common stock for distribution under the 2007 Stock Option Plan.  As of November 19, 2007, the Company has yet to hold its Annual Meeting.  As such, none of the resolutions submitted to a vote of security holders have been approved at this time.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits

31.1 John Farley Certification pursuant to 18 U.S.C. Section 1350.
32.1 John Farley Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

b. Reports on Form 8-K

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

AVVAA WORLD HEALTH CARE PRODUCTS, INC.

By:	/s/ John Farley	Chief Executive Officer, Principal Financial	Dated: November 19, 2007
	John Farley	Officer, Principal Accounting Officer and Chairman of the Board of Directors